Form 10-Q
period 1997-12-31
PRECEPT BUSINESS SERVICES INC
filed 1998-03-26
CIK 1051285

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                      OR

           (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _____

                        Commission File No. 000-23735

                        PRECEPT BUSINESS SERVICES, INC.
              ---------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   Texas                                75-2487353
      -------------------------------               ------------------
        (State of incorporation or                   (I.R.S. Employer
              organization)                         Identification No.)

            1909 Woodall Rodgers Frwy.
                  Dallas, Texas                          75201
      ----------------------------------------        -----------
      (Address of principal executive offices)        (Zip Code)

    Registrant's telephone number, including area code:  (214) 754-6600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      YES       NO   X
                                                         ---      ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class                                   Outstanding as of March 25, 1998
----------------------------            --------------------------------
Common Stock,  Class "A"                           35,509,503
               Class "B"                           10,102,997

                        PRECEPT BUSINESS SERVICES, INC.

                                     INDEX


PART I - FINANCIAL INFORMATION                                         Page No.
                                                                       --------
ITEM 1 - FINANCIAL STATEMENTS
     Consolidated Balance Sheet..........................................  2
       December 31, 1997 (unaudited) and June 30, 1997 (audited)

     Consolidated Statement of Income....................................  4
       For the three months ended December 31, 1997 (unaudited) and December 31, 1996 (unaudited) and for the six months ended
       December 31, 1997 (unaudited) and December 31, 1996 (unaudited)

     Consolidated Statement of Cash Flows................................  6
       For the six months ended December 31, 1997 (unaudited) and December 31, 1996 (unaudited)

     Notes to Consolidated Financial Statements..........................  7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................  9


PART II - OTHER INFORMATION

Exhibits and Reports on Form 8-K......................................... 15

Signatures............................................................... 16

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                        PRECEPT BUSINESS SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS

ASSETS

                                                       DECEMBER 31,    June 30,
                                                           1997         1997
                                                      --------------------------
                                                       (Unaudited)    (Audited)
Current assets:
  Cash and cash equivalents                           $ 1,475,075   $ 2,496,029
  Trade receivables, net of $145,000 and
   $288,000 allowance for doubtful accounts,
   respectively                                         9,936,150     9,229,452
  Accounts receivable from affiliates                     740,497       503,571
  Other receivables                                       651,616       456,942
  Inventory                                             3,897,419     2,569,498
  Other current assets                                    621,221       642,819
  Income taxes refundable                                 290,043       277,766
  Deferred income taxes                                 1,090,886     1,090,886
  Net assets of discontinued operations                 2,587,664     3,560,246
                                                      --------------------------
Total current assets                                   21,290,571    20,827,209



Property and equipment, net of accumulated
 depreciation                                           2,651,948     1,857,793
Intangible assets, net of accumulated
 amortization                                           6,899,459     4,790,608
Deferred income taxes                                     615,019       615,019
Other assets                                            1,647,102     1,200,379
                                                      --------------------------
Total assets                                          $33,104,099   $29,291,008
                                                      --------------------------
                                                      --------------------------

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                            FINANCIAL STATEMENTS

                        PRECEPT BUSINESS SERVICES, INC.
                    CONSOLIDATED BALANCE SHEETS, CONTINUED

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       DECEMBER 31,    JUNE 30,
                                                          1997           1997
                                                      --------------------------
                                                       (Unaudited)    (Audited)
Current liabilities:
  Current portion of long-term debt                   $    45,915    $    58,160
  Current portion of capital lease obligations            405,243        185,055
  Trade accounts payable                                6,540,768      4,735,411
  Sales taxes payable                                     559,026      1,181,047
  Accrued compensation                                    496,402      1,132,015
  Other accounts payable and accrued expenses           1,254,786      1,192,475
                                                      --------------------------
Total current liabilities                               9,302,140      8,484,163

Long-term debt                                          9,602,766      6,984,644
Capital lease obligations, less current portion           735,997        517,234

Shareholders' equity:
  Class A common stock, $.01 par value:
    Authorized shares - 100,000,000
    Issued shares - 25,897,003                            258,970        258,970
  Class B common stock, $.01 par value:
    Authorized shares -  10,500,000
    Issued and outstanding shares - 10,102,997            101,023        101,023
    Additional paid-in capital                         17,432,448     17,432,448
    Accumulated deficit                                (3,524,998)    (3,475,167)
                                                      --------------------------
                                                       14,267,443     14,317,274
  Class A treasury stock, at cost:
    Shares - 478,844                                     (191,271)      (191,271)
    Shareholder notes for stock purchases                (612,976)      (821,036)
                                                      --------------------------
Total shareholders' equity                             13,463,196     13,304,967
                                                      --------------------------
Total liabilities and shareholders' equity            $33,104,099    $29,291,008
                                                      --------------------------
                                                      --------------------------

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS

                        PRECEPT BUSINESS SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           SIX MONTHS ENDED
                                                              DECEMBER 31,
                                                          1997           1996
                                                       -------------------------
                                                       (Unaudited)   (Unaudited)
Revenues:
  Business products                                    $34,452,759    $37,234,972
  Transportation                                         3,426,633      3,253,092
                                                       --------------------------
                                                        37,879,392     40,488,064
Costs and expenses:
  Cost of goods sold                                    23,270,274     25,239,361
  Selling, general, and administrative                  13,337,253     13,665,339
  Depreciation and amortization                            661,690        636,151
                                                       --------------------------
                                                        37,269,217     39,540,851
                                                       --------------------------
Operating income                                           610,175        947,213

Interest expense                                           286,573        265,305
                                                       --------------------------
Income from continuing operations before
 income taxes                                              323,602        681,908
Income tax provision                                       129,125        272,763
                                                       --------------------------
Income from continuing operations                          194,477        409,145

Discontinued operations:
  Discontinuation of Precept Holdings, Inc.:
    Loss from discontinued operations, net of
     applicable income taxes                              (244,308)      (280,299)
  Discontinuation of Precept Builders, Inc.:
    Income from discontinued operations,
     net of applicable income taxes                              -         74,653
                                                       --------------------------
Loss from discontinued operations                         (244,308)      (205,646)
                                                       --------------------------
Net income (loss)                                      $   (49,831)   $   203,499
                                                       --------------------------
                                                       --------------------------

Basic income per share data:
  Income from continuing operations                    $      0.01    $      0.01
  Loss from discontinued operations                          (0.01)         (0.01)
                                                       --------------------------
  Basic income (loss) per common share                 $     (0.00)   $      0.00
                                                       --------------------------
                                                       --------------------------
Weighted average common shares outstanding -
 Basic                                                  36,000,000     36,000,000
                                                       --------------------------
                                                       --------------------------

Diluted income per share data:
  Income from continuing operations                    $      0.01    $      0.01
  Loss from discontinued operations                          (0.01)         (0.01)
                                                       --------------------------
  Diluted income (loss) per common share               $     (0.00)   $      0.00
                                                       --------------------------
                                                       --------------------------

Weighted average common shares outstanding -
 Diluted                                                36,324,852     36,324,852
                                                       --------------------------
                                                       --------------------------

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS

                        PRECEPT BUSINESS SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      THREE MONTHS ENDED
                                                         DECEMBER 31,
                                                      1997           1996
                                                  ---------------------------
                                                  (Unaudited)     (Unaudited)
Revenues:
  Forms                                           $17,155,828    $19,036,863
  Transportation                                    1,788,086      1,638,546
                                                  --------------------------
                                                   18,943,914     20,675,409
Costs and expenses:
  Cost of goods sold                               11,472,419     12,729,081
  Selling, general, and administrative              6,798,476      7,071,779
  Depreciation and amortization                       416,413        281,767
                                                  --------------------------
                                                   18,687,308     20,082,627
                                                  --------------------------
Operating income                                      256,606        592,782

Interest expense                                      161,214        142,735
                                                  --------------------------
Income from continuing operations before
 income taxes                                          95,392        450,047
Income tax provision                                   37,203        175,381
                                                  --------------------------
Income from continuing operations                      58,189        274,666

Discontinued operations:
  Discontinuation of Precept Holdings, Inc.:
    Loss from discontinued operations, net of
     applicable income taxes                          (79,331)      (158,253)
  Discontinuation of Precept Builders, Inc.:
    Income from discontinued operations,
     net of applicable income taxes                         -       (133,079)
                                                  --------------------------
Loss from discontinued operations                     (79,331)      (291,332)
                                                  --------------------------
Net income                                        $   (21,142)   $   (16,666)
                                                  --------------------------
                                                  --------------------------

Basic income per share data:
  Income from continuing operations               $      0.00    $      0.01
  Loss from discontinued operations                     (0.00)         (0.01)
                                                  --------------------------
  Basic loss per common share                     $     (0.00)   $     (0.00)
                                                  --------------------------
                                                  --------------------------
Weighted average common shares outstanding -
 Basic                                             36,000,000     36,000,000
                                                  --------------------------
                                                  --------------------------

Diluted income per share data:
  Income from continuing operations               $      0.00    $      0.01
  Loss from discontinued operations                     (0.00)         (0.01)
                                                  --------------------------
  Diluted loss per common share                   $     (0.00)   $     (0.00)
                                                  --------------------------
                                                  --------------------------
Weighted average common shares outstanding -
 Diluted                                           36,324,852     36,324,852
                                                  --------------------------
                                                  --------------------------

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                            FINANCIAL STATEMENTS

                        PRECEPT BUSINESS SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          SIX MONTHS ENDED
                                                             DECEMBER 31
                                                          1997           1996
                                                     ---------------------------
                                                      (Unaudited)    (Unaudited)
NET CASH USED IN OPERATING ACTIVITIES                $(1,619,398)   $(1,613,031)

INVESTING ACTIVITIES
Acquisitions, including earnout payments                (513,356)      (415,795)
Proceeds from sale of property and equipment           1,200,000              -
Acquisition of property and equipment, net              (563,738)      (175,303)
                                                     -----------    -----------
Net cash used in investing activities                   (122,906)      (591,098)

FINANCING ACTIVITIES
Payments on long-term debt                                     -       (476,200)
Principal payments on capitalized lease obligations      (49,462)       (41,322)
Borrowings on revolving line of credit                 3,731,747      1,493,104
Payments on revolving line of credit                  (3,206,747)    (1,263,822)
                                                     -----------    -----------
Net cash provided by (used) in financing activities      475,538       (288,240)
                                                     -----------    -----------
Net decrease in cash and cash equivalents             (1,020,954)    (2,492,369)
Cash and cash equivalents at beginning of period       2,496,029      3,879,458
                                                     -----------    -----------
Cash and cash equivalents at end of period           $ 1,475,075    $ 1,387,089
                                                     -----------    -----------
                                                     -----------    -----------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended December 31, 1996, the Company entered into capitalized leases at a recorded value of $392,466.

During the six months ended December 31, 1997 the Company entered into capitalized leases at a recorded value of $488,413.

During the six months ended December 31, 1997, the Company issued $2,114,435 in notes payable for consideration in five acquisitions, which included $406,172 in property and equipment.

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS

                        PRECEPT BUSINESS SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   MANAGEMENT'S REPRESENTATION

In the opinion of management, the accompanying unaudited financial statements present fairly, in all material respects, the financial position of Precept Business Services, Inc. ("Precept") and the results of its operations and its cash flows for the six months ended December 31, 1997 and 1996, and, accordingly, all adjustments (which include only normal recurring adjustments) necessary to permit fair presentation have been made. Certain information and footnote disclosures normally required by financial accounting principles have been condensed or omitted. It is recommended that these statements be read in conjunction with the consolidated financial statements and notes thereto as of June 30, 1997 and for the three years then ended included in the Company's Form S-4 filing, which became effective February 9, 1998. The results of operations for the period ended December 31, 1997 are not necessarily indicative of the operating results for the full year.

2.   SELECTED SIGNIFICANT ACCOUNTING POLICIES

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

3.   ACQUISITIONS

During the six months ended December 31, 1997, the Company completed acquisitions of certain assets of four business products distributors and one chauffeured vehicle service company, for a total of $2,695,435, comprised of $435,000 in cash, $2,114,435 in convertible notes payable and $146,000 in assumed debt, plus up to $670,000 of contingent consideration based on the subsequent operating results of the business over a five year period. The acquisitions were accounted for using the purchase method of accounting with the majority of the purchase price attributable to customer contracts.

4.   DISCONTINUED OPERATIONS

In February, 1997, the Company decided to reduce its investment in Precept Builders, Inc. ("Builders"), an indirect subsidiary of Precept that performed construction activities. The Company owned 810 shares of Builders common stock, making it an 81% shareholder of Builders. Effective March 31, 1997, the Company obtained an additional 1,000 shares, increasing its ownership to 90.5%, in exchange for a contribution of capital of approximately $2.3 million. As of June 30, 1997, Builders expected to offer 100,000 shares of its common stock in a private offering to the shareholders of the Company, diluting the Company's ownership percentage to 1.8%. Consequently, in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-- Discontinued Events and Extraordinary Items, the Company recorded the net assets of Builders at the estimated expected value remaining at the disposal date, which was zero. On December 2, 1997, the private offering was consummated.

During February 1997, the Company also decided to sell nearly all of the assets of Precept Holdings, Inc. ("Holdings"), which owns and operates certain other real estate-related investments. The assets to be sold include two condominiums, a ranch, a restaurant, and a luxury suite at a local racing facility. The assets will be sold to entities controlled by certain officers and directors of the Company. During October 1997, the ranch was sold for $1.2 million in cash.

5.   SUBSEQUENT EVENTS

During February 1998, the two condominiums of Holdings were sold for approximately $1.6 million in cash.

On March 20, 1998 the Company increased its line of credit ("Senior Credit Facility") to $15.0 million. The increase in the Senior Credit Facility is under substantially the same terms and conditions as the existing credit facility.

Effective March 19, 1997, the Company completed its acquisition of U.S. Transportation Systems, Inc. ("USTS"). On March 20,1998 the Company began trading on the Nasdaq under the symbol PBSIA. USTS is engaged in business areas which relate to transportation, including providing bus, chauffeured vehicle, package and delivery transportation-related services. The Company purchased nearly all of the operating assets and assumed certain liabilities of USTS for 9,612,500 shares of the Company's Class A Common Stock (the "Exchange Shares"). The transaction was structured as a tax-free reorganization under the Internal Revenue Service ("IRS") code Section 368(a)(1)(C) ("Type C Reorganization"). In conjunction with the acquisition, the Company authorized a total of 100 million shares and split its existing shares into an aggregate 36 million shares, which represents an approximate split ratio of 3.15438 to 1. Accordingly, all per share information presented reflects the stock split. USTS is required to liquidate or dissolve as a corporation and distribute the Exchange Shares to USTS shareholders for the transaction to qualify with the IRS as a Type C Reorganization. Subsequent to the acquisition of USTS by Precept, 45,612,500 shares of the Company will be outstanding. The Company has registered the Exchange Shares and approximately 20 million shares for acquisitions in a Form S-4 registration statement with the Securities and Exchange Commission.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the information contained in the Company's consolidated financial statements, including the notes thereto, and the other financial information appearing elsewhere in this report. Statements regarding future economic performance, management's plans and objectives, and any statements concerning its assumptions related to the foregoing contained in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. The Company does not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. Unless otherwise indicated or the context otherwise requires, each reference to a year is to the Company's fiscal year which ends on June 30 of such year.

GENERAL

     The Company is a leading independent distributor of custom and stock business products and provider of document management services ("Business Products") to businesses in a variety of industries throughout the United States. The Company also operates various corporate transportation services within the Dallas/Fort Worth metropolitan area ("Transportation Services").
The Company was founded in 1988 as a subsidiary of Affiliated Computer Services, Inc. ("ACS") (NYSE: AFA) and has grown significantly since then, both internally and through acquisitions. In June 1994, the Company was spun-off from ACS in a tax-free stock exchange to ACS shareholders in connection with the initial public offering of ACS.

     The Company was one of the first organizations to begin nationwide consolidation of operating companies in the Business Products industry. Since 1991, the Company has acquired 15 companies operating in this industry plus five Transportation Services entities. During the six months ended December 31, 1997, the Company completed five of the acquisitions discussed above. Four of the acquisitions were in the Business Products industry and one in the Transportation Services sector. Four of the five acquisitions were completed with a combination of cash and convertible notes, one for all cash, with all five accounted for using the purchase method of accounting. Accordingly, the results of the acquired operations are included in the Company's consolidated results of operations from the date of acquisition. As a result of the effect of these various acquisitions, the historical operating results of the Company for a given period may not be comparable to prior or subsequent periods.

     A component of the Company's business strategy is to increase the size of its operations through strategic acquisitions and internally generated growth. The Company places substantial emphasis on improving operational and information system capabilities, while implementing subsequent integration of the Company's business strategy in acquired operations. The Company's operational focus also includes continuous upgrading of management systems allowing improved customer access to financial, inventory and order status information; new product and service offerings; preferred vendor programs incorporating volume purchasing; regional and district management oversight; and recruiting experienced sales individuals. The Company believes these strategies will lead to lower costs of goods and increased sales of various products and services to existing and new customers.

As part of the implementation of its business strategy, the Company decided to focus on its core business by discontinuing certain operations in real estate construction and real estate related investments. Except where specifically noted, the Discussion and Analysis of Financial Condition and Results of Operations that appears below covers only the Company's continuing operations. For additional information about the results of discontinued operations, see
Note 4 of the Company's "Notes" to consolidated financial statements and discussion of "Discontinued Operations" below.

RESULTS OF OPERATIONS

     Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996

     Revenues for continuing operations decreased $1.7 million or 8.4% for the three months ended December 31, 1997, to $18.9 million from $20.7 million for the three months ended December 31, 1996. The majority of the decrease was in the Business Products segment and resulted from lower sales to Business Products customers due, in part, to the loss of three customers. The Company has taken steps to replace the lost revenue through the addition of new customers and the growth of existing customer relationships. Revenue in the 1997 three-month period included $2.1 million from the six acquisitions completed in calendar year 1997.

     Cost of goods sold includes product, freight and delivery costs. Cost of goods sold were $11.5 million for the three months ended December 31, 1997, a decrease of $1.2 million from $12.7 million in the same three-month period of 1996. Cost of goods sold as a percentage of Business Products revenues showed no change for the three months ended December 31, 1997 at 66.9% compared to the three months ended December 31, 1996.

     Selling, general and administrative expenses include sales commissions, drivers' wages, lease expense and corporate overhead. Selling, general and administrative expenses decreased by $273 thousand to $6.8 million for the three months ended December 31, 1997 from $7.1 million for the three months ended December 31, 1996. As a percentage of revenues from continuing operations, selling, general and administrative expenses increased to 35.9% from 34.2%, for the same period in 1996. The increase as a percentage of revenues for the three months ended December 31, 1997 is primarily due to an increase in corporate resources to implement the Company's consolidation strategy and in preparation for public status.

     Depreciation and amortization expense for the three months ended December 31, 1997 increased by $134 thousand to $416 thousand from $282 thousand for the three months ended December 31, 1996. The increase is due to additional depreciation and amortization recorded for the five acquisitions completed during the previous six months.

     Operating income decreased $336 thousand to $257 thousand for the three months ended December 31, 1997, compared to $593 thousand for the three months ended December 31, 1996. Operating income decreased due to lower revenue, higher selling, general and administrative expenses as a percentage of revenues and higher depreciation and amortization.

     Interest expense increased $18 thousand to $161 thousand for the three months ended December 31, 1997 due primarily to debt incurred for acquisitions.

     The Company's effective tax rate was 39.0% for the three months ended December 31, 1997, unchanged from 39.0% for the three months ended December 31, 1996.
     As a result of the foregoing, net income from continuing operations decreased to $58 thousand for the three months ended December 31, 1997, from $275 thousand for the three months ended December 31, 1996.

     Six Months Ended December 31, 1997 Compared to Six Months Ended December 31, 1996

     Consolidated revenues for continuing operations decreased $2.6 million or 6.4% for the six months ended December 31, 1997, to $37.9 million from $40.5 million for the six months ended December 31, 1996. The majority of the decrease was in the Business Products segment and resulted from lower sales to Business Products customers due, in part, to the loss of three customers. The Company has taken steps to replace the lost revenue through the addition of new customers and the growth of existing customer relationships. Revenue in the 1997 six-month period included $3.1 million from the six acquisitions completed in March, July, September, October and November of 1997.

     Cost of goods sold were $23.3 million for the six months ended December 31, 1997, a decrease of $1.9 million from $25.2 million in the same six month period of 1996. Cost of goods sold as a percentage of Business Products revenues was essentially unchanged for the six months ended December 31, 1997 at 67.8% compared to the six months ended December 31, 1996.

     Selling, general and administrative expenses decreased by $328 thousand to $13.3 million for the six months ended December 31, 1997 from $13.7 million for the six months ended December 31, 1996. As a percentage of revenues from continuing operations, selling, general and administrative expenses increased to 35.2% from 33.8%, for the same period in 1996. The increase as a percentage of revenues for the six months ended December 31, 1997 is primarily due to an increase in corporate resources to implement the Company's consolidation strategy and in preparation for public status.

     Depreciation and amortization expense for the six months ended December 31, 1997 increased by $26 thousand to $662 thousand from $636 thousand for the six months ended December 31, 1996.

     Operating income decreased $337 thousand to $610 thousand for the six months ended December 31, 1997, compared to $947 thousand for the six months ended December 31, 1996. Operating income decreased due to lower revenue, higher selling, general and administrative expenses as a percentage of revenues and higher depreciation and amortization.

     Interest expense increased $22 thousand to $287 thousand for the six months ended December 31, 1997 due primarily to debt incurred for acquisitions.

     The Company's effective tax rate was 39.9% for the six months ended December 31, 1997, virtually unchanged from 40.0% for the six months ended December 31, 1996.

     As a result of the foregoing, net income from continuing operations decreased to $194 thousand for the six months ended December 31, 1997, from $409 thousand for the six months ended December 31, 1996.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's primary sources of funding have been cash flow from operations, commercial bank credit facilities and convertible notes issued by the Company to sellers of acquired companies. The Company anticipates that cash flow from operations and borrowings under credit facilities will be its principal sources of funding. The Company's principal uses of cash have been, and will continue to be, the funding of acquisitions, repayment of debt, and capital expenditures for its information and accounting systems.

     In the six months ended December 31, 1997, five acquisitions were completed for total consideration of approximately $2.5 million. Of the total consideration paid for the acquisitions, approximately $435 thousand was in cash and approximately $2.1 million was in the form of convertible debt. The cash portion of the consideration paid for the acquisitions was provided by proceeds from the Company's Senior Credit Facility.

     A definitive loan agreement was signed on July 1, 1997, with Wells Fargo Bank, Texas consisting of a $10.0 million secured revolving credit facility ("Senior Credit Facility"), which expires June 30, 2000. Borrowings under the Senior Credit Facility bear interest at Prime or LIBOR plus 1.75%, 2.25% or 2.50% dependent upon a financial ratio of the Company calculated at the beginning of each month. The Senior Credit Facility is fully secured by substantially all of the assets of the Company. Availability under the Senior Credit Facility is calculated based upon a borrowing base composed of receivables and inventory. An amendment to the Senior Credit Facility was signed March 20, 1998, which expanded the facility to $15.0 million and extended the maturity date to March 31, 2001.

     The Company incurs capital expenditures primarily for its information and accounting systems needs. Capital expenditures, from continuing operations, for the six months ended December 31, 1997, were $360 thousand. The majority of capital expenditures related to the purchase of capitalized software and computer equipment.

     The Company had cash and cash equivalents totaling $1.5 million at December 31, 1997 compared to $2.5 million at June 30, 1997. The reason for the decrease was cash utilized in acquisitions, expenses associated with the USTS transaction, capital expenditures and reduction of accrued sales tax liability.

     Working capital at December 31, 1997 was $12.0 million, comparable to working capital at June 30, 1997 of $12.3 million. The Company's capitalization, defined as the sum of long-term debt and shareholders' equity at December 31, 1997 was approximately $23.1 million.

     The Company's EBITDA, defined as income excluding interest, taxes, depreciation and amortization of goodwill and other intangible assets, was $1.3 million for the six months ended December 31, 1997 compared to $1.6 million for the six month period ended December 31, 1996. Management has included EBITDA in its discussion herein as a measure of liquidity because it believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of operations or cash flow data for the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles.

     The Company's management believes that capital requirements, other than funding of acquisitions, will be met from cash generated from continuing operations and additional financing available under the Senior Credit Facility. Favorable acquisition or expansion opportunities requiring large commitments of capital may arise that the Company may be unable to finance internally. In order to pursue such opportunities, the Company may be required to incur additional debt or to issue Common Stock, which would have a dilutive effect on existing shareholders. However, the portion of future acquisition costs, which will be funded with such Common Stock, is dependent upon the seller's willingness to accept the stock as consideration and the Company's willingness to issue such stock based on the market price of the stock. No assurance can be given as to the Company's future acquisition and expansion opportunities.

INCOME TAXES

     At December 31, 1997, the Company had $2.3 million of gross deferred tax assets. The Company had evaluated its deferred tax assets both individually and in the aggregate as to the likelihood of realizability of these amounts, and has concluded that there are no specific realizability issues related to any one type of temporary difference that gave rise to the deferred tax assets. However, the Company has concluded that it is more likely that some portion of its deferred tax assets will not be realized. After considering the sources of taxable income that may be available, the Company estimates that it will not realize $637 thousand of its deferred tax assets, for which a valuation allowance is recorded.

DISCONTINUED OPERATIONS

     As part of its business strategy, the Company decided to focus on its core businesses and discontinue certain business operations. To effect this strategy, in February 1997, the Company decided to reduce its investment in its real estate construction operation, Precept Builders, Inc. ("Builders"), which performs free-standing construction and finish-out of existing locations, primarily in the state of Texas, and to sell nearly all of the assets of Precept Holdings, Inc. ("Holdings"), which owns and operates certain other real estate-related investments. The assets to be sold of Holdings include two condominiums, a ranch, a restaurant, and a luxury suite at a local racing facility.

     During December 1997, the private offering of Builders was completed. During October 1997 and February 1998, the ranch and condominiums of Holdings were sold for $1.2 million and $1.6 million in cash, respectively.

YEAR 2000 COMPLIANCE

     All of the Company's software utilized in accounting and operations has been licensed from third-party vendors and is certified as year 2000 compliant.

INFLATION

     Certain of the Company's product offerings, particularly paper products, have been and are expected to continue to be subject to significant price fluctuations due to inflationary and other market conditions. The Company generally is able to pass such increased costs on to its customers through price increases, although it may not be able to adjust its prices immediately. Significant increases in paper, fuel and other costs in the future could materially affect the Company's profitability if these costs cannot be passed on to customers. In general, the Company does not believe that inflation has had a material effect on its results of operations in recent years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS - None

ITEM 2.   CHANGES IN SECURITIES - None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5.   OTHER INFORMATION - None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

   2.1     Agreement and Plan of Reorganization dated as of November 16, 1997 by and among U.S.
             Transportation Systems, Inc., Precept Investors, Inc. and Precept Acquisition Company, L.L.C.
             (1)
   2.2     Plan of Liquidation and Dissolution (1)
   3.1     Amended and Restated Articles of Incorporation (1)
   3.2     Bylaws (1)
   4.1     Warrant Agent Agreement (1)
   4.2     Form of Precept Class A Warrant Certificate (1)
   4.3     Form of Precept Class A Common Stock Certificate (1)
   4.4     Form of Rights Agreement between Precept and Continental Stock Transfer & Trust Co. (1)
   4.5     Form of Irrevocable Proxy granted to Darwin Deason by various Precept shareholders (1)
  10.1     Form of Registration Rights Agreement by and among Precept Investors, Inc., Michael Margolies and
             The Margolies Family Trust (1)
  10.2     Form of Employment Agreement by and between Precept Investors, Inc. and Michael Margolies (1)
  10.3     Form of Employment Agreement by and between Precept Investors, Inc. and Ron Sorci (1)
  10.4     Reciprocal Services Agreement, dated June 30, 1994, between Precept and ACS (1)
  10.5     Form of Directors Indemnification Agreement (1)
  10.6     Precept 1996 Stock Option Plan (1)
  10.7     Precept 1998 Stock Incentive Plan (1)
  10.8     Credit Agreement and Line of Credit Note, dated as of July 1, 1997, between Precept Investors, Inc. and Wells
             Fargo Bank (Texas), National Association (1)
  10.9     First Amended and Restated Credit Agreement and Line of Credit Note, dated as of March 20, 1998, between Precept
             Business Services, Inc. and Wells Fargo Bank (Texas), National Association (2)
  11.1     Statement re Computation of U.S. Transportation Systems, Inc. Per Share Earnings (1)

------------------------
(1) Previously filed as an exhibit to the Company's registration statement on Form S-4 (file no. 333-42689) and incorporated herein by reference

(2) Filed herewith


(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the three months ended December 31, 1997

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PRECEPT BUSINESS SERVICES, INC.


Date: March 26, 1998          By: /s/ David L. Neely
                                 -----------------------------------------
                                   David L. Neely
                                   Chairman & Chief Executive Officer


                                   /s/ Scott B. Walker
                                 -----------------------------------------
                                   Scott B. Walker
                                   Senior Vice President &
                                   Chief Financial Officer