Form 10-Q
period 1998-03-31
PRECEPT BUSINESS SERVICES INC
filed 1998-05-15
CIK 1051285

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

           (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _____

                         Commission File No. 000-23735

                        PRECEPT BUSINESS SERVICES, INC.
              ---------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Texas                                     75-2487353
 --------------------------                   -----------------------
 (State of incorporation or                      (I.R.S. Employer
       organization)                            Identification No.)

       1909 Woodall Rodgers Frwy.
             Dallas, Texas                                 75201
 ----------------------------------------               -----------
 (Address of principal executive offices)               (Zip Code)

   Registrant's telephone number, including area code:    (214) 754-6600

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.   YES /X/   NO  / /

 Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

 Class                                        Outstanding as of May 15, 1998
 ------------------------                     ---------------------------------
 Common Stock,  Class "A"                                43,525,577
                Class "B"                                 4,145,000


                        PRECEPT BUSINESS SERVICES, INC.

                                     INDEX

 PART I - FINANCIAL INFORMATION                                         Page No.
 ITEM 1 - FINANCIAL STATEMENTS
      Consolidated Balance Sheets....................................      2
          March 31, 1998 (unaudited) and June 30, 1997 (audited)

      Consolidated Statements of Operations..........................      4
          For the three months ended March 31, 1998 (unaudited) and
          March 31, 1997 (unaudited) and for the nine months ended
          March 31, 1998 (unaudited) and March 31, 1997 (unaudited)

      Consolidated Statements of Cash Flows..........................      6
          For the nine months ended March 31, 1998 (unaudited) and
          March 31, 1997 (unaudited)

      Notes to Consolidated Financial Statements.....................      7

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........     11

 PART II - OTHER INFORMATION

 Exhibits and Reports on Form 8-K....................................     20
 Signatures..........................................................     21

 PART I - FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS

                        PRECEPT BUSINESS SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS

ASSETS

                                                            MARCH 31,      June 30,
                                                              1998           1997
                                                           (Unaudited)     (Audited)
                                                           --------------------------
Current assets:
  Cash and cash equivalents                                $ 1,675,824    $ 2,496,029
  Trade receivables, net of $242,000 and $288,000
   allowance for doubtful accounts, respectively            10,147,976      9,229,452
  Accounts receivable from affiliates                          763,724        503,571
  Other receivables                                            795,680        456,942
  Inventory                                                  4,850,407      2,569,498
  Other current assets                                         970,468        642,819
  Income taxes refundable                                      511,845        277,766
  Deferred income taxes                                      1,090,886      1,090,886
  Assets held for sale                                         748,333              -
  Net assets of discontinued operations                      1,092,416      3,560,246
                                                           --------------------------
Total current assets                                        22,647,559     20,827,209

Property and equipment, net of accumulated depreciation      4,692,407      1,857,793
Intangible assets, net of accumulated amortization          18,856,554      4,790,608
Deferred income taxes                                          615,019        615,019
Other assets                                                 2,168,521      1,200,379
                                                           --------------------------
Total assets                                               $48,980,060    $29,291,008
                                                           --------------------------
                                                           --------------------------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS

                        PRECEPT BUSINESS SERVICES, INC.
                    CONSOLIDATED BALANCE SHEETS, CONTINUED


LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        MARCH 31,      JUNE 30,
                                                          1998           1997
                                                      (Unaudited)      (Audited)
                                                      --------------------------
Current liabilities:
  Current portion of long-term debt                   $    45,915    $    58,160
  Current portion of capital lease obligations            434,870        185,055
  Note payable and line of credit                         847,167              -
  Trade accounts payable                                5,909,732      4,735,411
  Sales taxes payable                                     293,725      1,181,047
  Accrued compensation                                    959,766      1,132,015
  Other accounts payable and accrued expenses           7,220,970      1,192,475
                                                      --------------------------
Total current liabilities                              15,712,145      8,484,163

Long-term debt                                         13,359,505      6,984,644
Due to related party                                      965,059              -
Capital lease obligations, less current portion           726,609        517,234

Shareholders' equity:
  Class A common stock, $.01 par value:
    Authorized shares - 100,000,000
    Issued shares - 35,988,347                            359,883        263,758
  Class B common stock, $.01 par value:
    Authorized shares -  10,500,000
    Issued and outstanding shares - 10,102,997            101,030        101,030
    Additional paid-in capital                         21,650,143     17,427,653
    Accumulated deficit                                (3,703,043)    (3,475,167)
                                                      --------------------------
                                                       18,408,013     14,317,274
  Class A treasury stock, at cost:
    Shares - 478,844                                     (191,271)      (191,271)
    Shareholder notes for stock purchases                       -       (821,036)
                                                      --------------------------
Total shareholders' equity                             18,216,742     13,304,967
                                                      --------------------------
Total liabilities and shareholders' equity            $48,980,060    $29,291,008
                                                      --------------------------
                                                      --------------------------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS

                        PRECEPT BUSINESS SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             NINE MONTHS ENDED
                                                                 MARCH 31,
                                                            1998           1997
                                                        --------------------------
                                                        (Unaudited)    (Unaudited)
Revenues:
  Business products                                     $51,516,093    $54,106,023
  Transportation                                          5,535,704      4,870,254
                                                        --------------------------
                                                         57,051,797     58,976,277
Costs and expenses:
  Cost of goods sold                                     34,762,816     36,930,455
  Selling, general, and administrative                   20,355,433     19,701,297
  Depreciation and amortization                           1,102,454      1,082,982
                                                        --------------------------
                                                         56,220,703     57,714,734
                                                        --------------------------
Operating income                                            831,094      1,261,543

Interest expense                                            486,937        299,218
                                                        --------------------------
Income from continuing operations before
 income taxes                                               344,157        962,325
Income tax provision                                        137,663        388,394
                                                        --------------------------
Income from continuing operations                           206,494        573,931

Discontinued operations:
  Discontinuation of Precept Holdings, Inc.:
    Loss from discontinued operations,
     net of applicable income taxes                        (455,093)      (373,430)
    Discontinuation of Precept Builders, Inc.:
    Loss from discontinued operations,
     net of applicable income taxes                               -     (2,531,590)
    Discontinuation of U.S. Trucking, Inc.:
    Income from discontinued operations,
      net of applicable income taxes                         20,723              -
                                                        --------------------------
Loss from discontinued operations                          (434,370)    (2,905,020)
                                                        --------------------------
Net loss                                                $  (227,876)   $(2,331,089)
                                                        --------------------------
                                                        --------------------------
Basic income per share data:
  Income from continuing operations                           $0.01          $0.02
  Loss from discontinued operations                           (0.01)         (0.09)
                                                        --------------------------
  Basic loss per common share                                $(0.00)        $(0.07)
                                                        --------------------------
                                                        --------------------------

Weighted average common shares outstanding - Basic       36,422,527     33,414,072
                                                        --------------------------
                                                        --------------------------
Diluted income per share data:
  Income from continuing operations                           $0.01          $0.02
  Loss from discontinued operations                           (0.01)         (0.09)
                                                        --------------------------
  Diluted loss per common share                              $(0.00)        $(0.07)
                                                        --------------------------
                                                        --------------------------

Weighted average common shares outstanding - Diluted     37,148,346     33,738,924
                                                        --------------------------
                                                        --------------------------

                        PRECEPT BUSINESS SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           1998           1997
                                                        (Unaudited)    (Unaudited)
                                                        --------------------------
Revenues:
  Business products                                     $17,063,334    $16,871,051
  Transportation                                          2,109,071      1,617,162
                                                        --------------------------
                                                         19,172,405     18,488,213
Costs and expenses:
  Cost of goods sold                                     11,492,542     11,691,094
  Selling, general, and administrative                    7,018,180      6,035,958
  Depreciation and amortization                             440,764        446,831
                                                        --------------------------
                                                         18,951,486     18,173,883
                                                        --------------------------
Operating income                                            220,919        314,330

Interest expense                                            200,364         88,773
                                                        --------------------------
Income from continuing operations before
 income taxes                                                20,555        225,557
Income tax provision                                          8,538         90,223
                                                        --------------------------
Income from continuing operations                            12,017        135,334

Discontinued operations:
  Discontinuation of Precept Holdings, Inc.:
    Loss from discontinued operations,
     net of applicable income taxes                        (210,785)       (63,679)
  Discontinuation of Precept Builders, Inc.:
    Loss from discontinued operations,
     net of applicable income taxes                               -     (2,606,243)
  Discontinuation of U.S. Trucking, Inc.
    Income from discontinued operations,
      net of applicable income taxes                         20,723             -
                                                        --------------------------
Loss from discontinued operations                          (178,045)    (2,669,922)
                                                        --------------------------
Net loss                                                $  (280,846)   $(2,534,588)
                                                        --------------------------
                                                        --------------------------
Basic income per share data:
  Income from continuing operations                           $0.00          $0.00
  Loss from discontinued operations                           (0.01)         (0.08)
                                                        --------------------------
  Basic loss per common share                                $(0.01)        $(0.08)
                                                        --------------------------
                                                        --------------------------

Weighted average common shares outstanding - Basic       37,281,667     35,875,752
                                                        --------------------------
                                                        --------------------------

Diluted income per share data:
  Income from continuing operations                           $0.00          $0.00
  Loss from discontinued operations                           (0.01)         (0.07)
                                                        --------------------------
  Diluted loss per common share                              $(0.01)        $(0.07)
                                                        --------------------------
                                                        --------------------------

Weighted average common shares outstanding - Diluted     38,223,268     36,200,604
                                                        --------------------------
                                                        --------------------------

                                        5

                        PRECEPT BUSINESS SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             NINE MONTHS ENDED
                                                                  MARCH 31,
                                                             1998            1997
                                                          (Unaudited)     (Unaudited)
                                                         ----------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      $(2,326,341)       $470,783

INVESTING ACTIVITIES
Acquisitions, including earnout payments                    (782,163)       (889,181)
Proceeds from sale of property and equipment               2,819,540              -
Acquisition of property and equipment, net                  (470,843)       (851,948)
                                                         ---------------------------
Net cash provided by (used in) investing activities        1,566,534      (1,741,129)

FINANCING ACTIVITIES
Payments on long-term debt                                         -        (415,425)
Issuance of common stock                                           -          30,900
Principal payments on capitalized lease obligations          (74,193)        (61,982)
Borrowings on revolving line of credit                     3,983,185       5,984,864
Payments on revolving line of credit                      (3,969,390)     (6,189,265)
                                                         ---------------------------
Net cash used in financing activities                        (60,398)       (650,908)
                                                         ---------------------------
Net decrease in cash and cash equivalents                   (820,205)     (1,921,254)
Cash and cash equivalents at beginning of period           2,496,029       3,879,458
                                                         ---------------------------
Cash and cash equivalents at end of period               $ 1,675,824     $ 1,958,204
                                                         ---------------------------
                                                         ---------------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
In January 1997, 3,281,502 shares of Class A Common Stock were issued in exchange for shareholder notes of $208,060.
During the nine months ended March 31, 1997, the Company entered into capitalized leases at a recorded value of $588,698.
During the nine months ended March 31, 1998 the Company entered into capitalized leases at a recorded value of $488,413.
During the nine months ended March 31, 1998, the Company issued $2,114,435 in notes payable for consideration in five acquisitions, which included $406,172 in property and equipment.



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS

                        PRECEPT BUSINESS SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements present fairly, in all material respects, the financial position of Precept Business Services, Inc. ("Precept" or "Company") and the results of its operations and its cash flows for the nine months ended March 31, 1998 and 1997, and, accordingly, all adjustments (which include only normal recurring adjustments) necessary to permit fair presentation have been made. Certain information and footnote disclosures normally required by financial accounting principles have been condensed or omitted. It is recommended that these statements be read in conjunction with the consolidated financial statements and notes thereto as of June 30, 1997 and for the three years then ended included in the Company's Form S-4 filing, which became effective February 9, 1998. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

2. SELECTED SIGNIFICANT ACCOUNTING POLICIES

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

3. ACQUISITIONS

During the nine months ended March 31, 1997, the Company completed acquisitions of certain assets of four business products distributors and one chauffeured vehicle service company, for a total of $2,695,435, comprised of $435,000 in cash, $2,114,435 in convertible notes payable and $146,000 in assumed debt, plus up to $670,000 of contingent consideration based on the subsequent operating results of the businesses over a five year period. The acquisitions were accounted for using the purchase method of accounting with the majority of the purchase price attributable to customer contracts.

Effective March 19, 1997, the Company completed its acquisition of U.S. Transportation Systems, Inc. ("USTS"), which through March 19, 1997 was publicly traded on the Nasdaq Smallcap Market. On March 20, 1998 the Company began trading on the Nasdaq Smallcap under the symbol PBSIA. USTS is engaged in business areas which relate to transportation, including bus, chauffeured vehicle, package and delivery transportation-related services. The Company purchased nearly all of the operating assets and assumed certain obligations of USTS for 9,612,500 shares of the Company's Class A Common Stock (the "Exchange Shares").

The Company registered the Exchange Shares and an additional approximately 20 million Class A Common shares for acquisitions on a Form S-4 registration statement with the Securities and Exchange Commission. The acquisition was accounted for using the purchase method of accounting, with resulting goodwill of approximately $12 million to be amortized over 20 years on a straight-line basis. USTS' results of operations have been included in the Company's Consolidated Statement of Operations since March 20, 1998.

Subsequent to the acquisition of USTS, the Company determined to divest of its 75% ownership in U.S Trucking, Inc. ("USTI"), which represents the long-haul delivery transportation related services segment of USTS. The results of operations of USTI have been classified as discontinued operations in the accompanying financial statements. Similarly, the net assets of USTI have been recorded at their estimated net realizable value of $200,000 and have been classified as net assets of discontinued operations. The disposition of USTI is expected to occur prior to June 30, 1998.

The following table presents the unaudited pro forma results of operations as if the USTS acquisition had occurred at the beginning of each respective period presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

The unaudited pro forma table below presents the nine month results of Precept ending March 31, 1998 as presented in its Consolidated Financial Statements and explained in its MD&A. The Compny believes these results are indicative of the Company operating as a privately held entity for the nine months ending March 31, 1998. USTS is presented for the same nine month period and includes significant one-time writedowns of assets, which include the ASI note ($5.8 million), investment in Packaging Plus ($1.0 million), a write off of other notes receivable, prepaid assets and inventory and additional bad debt accrual. These one time write downs and write offs explain the substantial loss incurred by USTS and the resulting goodwill recorded in the purchase accounting described above.

Nine Months Ended
 March 31, 1998

                                                  Precept          USTS          Combined
                                                -------------------------------------------
Total revenues                                  $57,051,797    $ 18,955,062    $ 76,006,859
                                                -------------------------------------------
                                                -------------------------------------------

Income (loss) from continuing operations           $206,494    $ (7,847,339)   $ (7,640,845)
Loss from discontinued operations                  (434,370)     (4,196,291)     (4,630,661)
                                                -------------------------------------------
Net Loss                                        $  (227,876)   $(12,043,630)   $(12,271,506)
                                                -------------------------------------------
                                                -------------------------------------------

Loss per common share: Basic
Loss from continuing operations                                                   $(0.17)
Loss from discontinued operations                                                  (0.10)
                                                                               ------------
                                                                                  $(0.27)
                                                                               ------------
                                                                               ------------
Loss per common share: Diluted
Loss from continuing operations                                                   $(0.17)
Loss from discontinued operations                                                  (0.10)
                                                                               ------------
                                                                                  $(0.27)
                                                                               ------------
                                                                               ------------

Nine Months Ended
   March 31, 1997

                                                  Precept          USTS          Combined
                                                -------------------------------------------
Total revenues                                  $58,976,277    $ 22,215,257    $ 81,191,534
                                                -------------------------------------------
                                                -------------------------------------------

Income (loss) from continuing operations        $   573,931    $ (4,426,562)   $ (3,852,331)
Loss from discontinued operations                (2,905,020)     (3,791,259)     (6,696,279)
                                                -------------------------------------------
Net Loss                                        $(2,331,089)   $ (8,217,821)   $(10,548,610)
                                                -------------------------------------------
                                                -------------------------------------------


Loss per common share: Basic
Loss from continuing operations                                                   $(0.08)
Loss from discontinued operations                                                  (0.15)
                                                                               ------------
                                                                                  $(0.23)
                                                                               ------------
                                                                               ------------
Loss per common share: Diluted
Loss from continuing operations                                                   $(0.08)
Loss from discontinued operations                                                  (0.15)
                                                                               ------------
                                                                                  $(0.23)
                                                                               ------------
                                                                               ------------

4. DISCONTINUED OPERATIONS

In February, 1997, the Company decided to reduce its investment in Precept Builders, Inc. ("Builders"), an indirect subsidiary of Precept that performed construction activities. The Company owned 810 shares of Builders common stock, making it an 81% shareholder of Builders. Effective March 31, 1997, the Company obtained an additional 1,000 shares, increasing its ownership to 90.5%, in exchange for a contribution of capital of approximately $2.3 million. As of June 30, 1997, Builders expected to offer 100,000 shares of its common stock in a private offering to the shareholders of the Company, diluting the Company's ownership percentage to 1.8%. Consequently, in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Discontinued Events and Extraordinary Items, the Company recorded the net assets of Builders at the estimated expected value remaining at the disposal date, which was zero. On December 2, 1997, the private offering was consummated.

During February 1997, the Company also decided to sell nearly all of the assets of Precept Holdings, Inc. ("Holdings"), which owns and operates certain other real estate-related investments. The assets to be sold include two condominiums, a ranch, a restaurant, and a luxury suite at a local racing facility. The assets will be sold to entities controlled by certain officers and directors of the Company. During October 1997 and February 1998, the ranch was sold for $1.2 million in cash and the condominiums were sold for $1.6 million in cash, respectively.

5. SUBSEQUENT EVENTS


On April 13, 1998 the Company acquired InfoGraphix, Inc., a business products distributor. The Company issued 2,058,077 shares of Class A Common Stock in the combination. The transaction will be accounted for using the pooling of interests method of accounting.

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

     The financial information presented herein contains the results of the Company's operations as a privately held entity prior to March 20, 1998 when the Company acquired the business of U.S. Transportation Systems, Inc. and when there became a public market for the Company's Class A common stock.

GENERAL

     The Company is a leading independent distributor of custom and stock business products and provider of document management services ("Business Products") to businesses in a variety of industries throughout the United States. The Company also operates various corporate transportation services within several metropolitan areas ("Transportation Services"). The Company was founded in 1988 as a subsidiary of Affiliated Computer Services, Inc. ("ACS") (NYSE: AFA) and has grown significantly since then, both internally and through acquisitions. In June 1994, the Company was spun-off from ACS in a tax-free stock exchange to the original ACS shareholders in connection with the initial public offering of ACS.

ACQUISITIONS

     Since 1991, the Company has acquired 16 companies operating in the Business Products industry. During the fiscal year 1998 through May 15, 1998, the Company completed five of the acquisitions discussed above, representing approximately $32 million in annual revenue. Three of the five acquisitions were completed with a combination of cash and convertible notes, one for all cash and one for all stock. Four acquisitions were accounted for using the purchase method of accounting and one using the pooling method of accounting.
 Accordingly, under the purchase method the results of the acquired operations are included in the Company's consolidated results of operations from the date of acquisition. Under the pooling method of accounting the results of the Company's operations are restated to include the historical financial results of the acquisition. Since the acquisition under the pooling method was completed subsequent to the March 31 quarter end, the Consolidated Financial Statements do not include its operating results.

     During November 1997, the Company acquired one transportation entity for a convertible note using the purchase method of accounting. This acquisition represents approximately $1 million in revenue. Effective March 19, 1998 the Company completed its acquisition of U.S. Transportation, Inc. ("USTS"), structured as a tax-free merger, under a Triangular C Reorganization. The Company acquired the assets and certain liabilities of USTS in exchange for Precept Class A Common Stock. Under the Triangular C Reorganization, USTS is required to liquidate as a corporation. As part of the liquidation process, USTS distributed the Company's shares to its shareholders. The Company registered the Class A Common Stock distributed to USTS shareholders on a Form S-4 registration statement with the Securities and Exchange Commission. The USTS acquisition was accounted for using the purchase method of accounting. Under the purchase method of accounting, only operations for the 11 days beginning March 20, 1998 are included in the Consolidated Statements of Operations of the Company. Continuing operations of USTS represent approximately $9.5 million in revenue.

     As a result of all the various acquisitions stated above, the historical operating results of the Company for a given period may not be comparable to prior or subsequent periods.

     Except where specifically noted, the Discussion and Analysis of Financial Condition and Results of Operations that appears below covers only the Company's continuing operations. For additional information about the results of discontinued operations, see Note 3 and 4 of the Company's "Notes" to consolidated financial statements and discussion of "Discontinued Operations" below.

RESULTS OF OPERATIONS

     Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

REVENUE

     Revenues from continuing operations increased $684 thousand to $19.2 million for the three months ended March 31, 1998. These revenues include eleven days of revenues from the acquired operations of USTS. This represents a 4% increase compared to the period ended March 31, 1997, which reflected $18.5 million.

BUSINESS PRODUCTS. Revenues for Business Products during the three month period ended March 31, 1998 were $17.1 million, a $192 thousand increase from the same reporting period in 1997. This increase is the result of growth from existing operations, as there were no Business Product acquisitions during the three month period ending March 31, 1998.

TRANSPORTATION. Transportation revenues were $2.1 million, a $492 thousand increase from the same reporting period in 1997. These revenues include eleven days of revenues from the acquired operations of USTS which were $202 thousand. The balance was from internal growth. During this period, certain low margin accounts were discontinued, resulting in a lower increase in revenue from internal growth.

OPERATING COSTS AND EXPENSES

BUSINESS PRODUCTS. One of the major expenses for Business Products is cost of goods. For the three month period ended March 31, 1998, cost of goods decreased by $199 thousand while sales revenue increased $192 thousand. This resulted in a 1.9% increase in gross profit (revenues less cost of goods) when compared to the same reporting period in 1997. Sales commissions for Business Products rose in direct proportion to increased revenue for the period due to all sales personnel being compensated on a straight commission basis.

TRANSPORTATION. For the reporting period, overall operating expenses remained constant when compared to the period ended March 31, 1997. A soft petroleum market and expense reduction programs accounted for the ability to maintain expense levels.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

BUSINESS PRODUCTS. General and administrative expenses ("G&A") for the reporting period were $2.9 million. This represents a 17.5% or $439 thousand increase when compared to the same period for 1997. The increase was primarily due to the creation and enhancement of the legal, financial and information system functions of the Company in preparation of the Company becoming publicly traded. Selling expenses or commissions earned for the period were $2.1 million compared to $2.2 million for the same period in 1997.

TRANSPORTATION. Selling, general and administrative expenses in the transportation group for the period ending March 31, 1998 were $2.0 million, a $32 thousand increase from the same period in 1997. These expenses include eleven days of USTS selling, general and administrative expenses which were $157 thousand, including one time expenses connected with the sale of USTS operations to the Company. The remainder of the increase was primarily due to the restructuring and integration expenses associated with the chauffeured vehicle service company acquisition.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses for the reporting period decreased $6 thousand to $441 thousand from $447 thousand reported in the same period of 1997.

OPERATING INCOME

     Operating income for the three months ended March 31, 1998 declined $93 thousand. This was a direct result of G & A expenditures incurred to facilitate the USTS acquisition and the unforecasted one time G & A expenses of USTS for the eleven days included in this reporting period.

INTEREST EXPENSE

     Interest expense for the period increased $112 thousand to $200 thousand. This increase was a reflection of additional debt incurred for acquisition purposes.


TAX PROVISION

     For the three months ended March 31, 1998, the Company reflected a $9 thousand provision for federal income tax as compared to a $90 thousand provision for the same period in 1997.

NET INCOME

     For the three months ended March 31, 1998, net income declined to $221 thousand from $314 thousand. This decline is primarily attributable to expenses associated with the acquisition of USTS and four other companies during the period.

     Nine Months Ended March 31, 1998 Compared to Nine Months Ended March 31,
1997

REVENUE

     Consolidated revenues from continuing operations decreased $1.92 million or 3.2% for the nine months reporting period when compared to the similar period in 1997. This decrease was due to the loss of three Business Products customers to competition during the period. As reflected by the increase in revenue for the quarter ended March 31, 1998, the Company believes it has taken the necessary steps to replace this revenue through acquisitions and internal growth. Transportation revenues reflected a $731 thousand increase primarily from internal growth.


OPERATING EXPENSES

COST OF GOODS

     Cost of goods in Business Products decreased to $34.7 million from $36.9 million during the nine month period ended March 31, 1998. The greater portion of this reduction is due to a lesser volume of goods procured by virtue of decreased sales revenue. However, during this period the overall cost of goods as a percent of revenue decreased approximately 1%, resulting in higher gross profits.

SELLING GENERAL & ADMINISTRATIVE EXPENSES

BUSINESS PRODUCTS. G & A expenses for this nine month reporting period rose $81 thousand to $8.5 million when compared to the same period in 1997. This reflects less than a 1% growth in overall G & A expenses for the nine month period.

     The decrease in selling expenses is directly proportionate to Business Products revenue due to all sales personnel being compensated on a straight commission basis. For the nine month period ended March 31, 1998, commissions paid were $6.6 million as compared to $7.2 million for the same period of 1997.

TRANSPORTATION. Selling, general and administrative expenses for transportation operations increased $300 thousand during the nine month period ended March 31, 1998 to $5.2 million from $4.9 million. As discussed above, results for the nine months ended March 31, 1998 reflect only 11 days of USTS operations. Of the reported increase for the period ended March 31, 1998, USTS incurred $97 thousand of one time expenses connected with the sale of USTS operations to Precept. All other transportation operations increased selling, general and administrative expenses $204 thousand for the nine months reporting period, attributable directly to supporting the $731 thousand revenue growth.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense remained virtually unchanged for the reporting period when compared to the same period in 1997.

OPERATING INCOME

     Operating income for the reporting period declined by $430 thousand from the same period in 1997. This was a direct result of decreased customer revenues in Business Products for the first six months of the fiscal year.
As reflected in the consolidated statement for the three months ended March 31, 1998, the necessary steps have been put in place by the Company to replace this revenue loss.

INTEREST EXPENSE

     Interest expense for the nine month period increased $188 thousand to $487 thousand. This was due primarily to additional debt incurred for the five (5) acquisitions reported in a prior section.

TAX PROVISION

     The company's effective tax rate was approximately 40%, unchanged for the reporting period.

NET INCOME FROM CONTINUING OPERATIONS

     As a result of the foregoing, net income from continuing operations decreased to $206.5 thousand for the period from $574 thousand reported for the nine months ended March 31, 1997.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's primary sources of funding have been cash flow from operations, commercial bank credit facilities and convertible notes issued by the Company to sellers of acquired companies. The Company anticipates that cash flow from operations and borrowings under its credit facility will be its principal sources of funding. The Company's principal uses of cash have been, and will continue to be, the funding of acquisitions, repayment of debt, and capital expenditures for its information and accounting systems.

     In the nine months ended March 31, 1998, five acquisitions were completed for total consideration of approximately $2.5 million. Of the total consideration paid for the acquisitions, approximately $435 thousand was in cash and approximately $2.1 million was in the form of convertible debt. The cash portion of the consideration paid for the acquisitions was provided by proceeds from the Company's Senior Credit Facility.

     A First Amendment to the Credit Agreement with Wells Fargo Bank, Texas was signed on March 20, 1998, consisting of a $5 million increase to a $15.0 million secured revolving credit facility ("Senior Credit Facility"), which expires March 31, 2001. Borrowings under the Senior Credit Facility bear interest at Prime or LIBOR plus 1.75%, 2.25%, 2.50% or 2.75% dependent upon a financial ratio of the Company calculated at the beginning of each month.
The Senior Credit Facility is fully secured by substantially all of the assets of the Company. Availability under the Senior Credit Facility is calculated based upon a borrowing base composed of receivables and inventory.

     The Company incurs capital expenditures primarily for its information and accounting systems needs. Capital expenditures, from continuing operations, for the nine months ended March 31, 1998, were $566 thousand. The majority of capital expenditures related to the purchase of capitalized software and computer equipment.

     The Company had cash and cash equivalents totaling $1.7 million at March 31, 1998 compared to $2.5 million at June 30, 1997. The reason for the decrease was cash utilized in acquisitions, expenses associated with the USTS transaction, capital expenditures and reduction of accrued sales tax liability.

     Working capital at March 31, 1998 was $7.5 million, comparable to working capital at June 30, 1997 of $12.3 million. The primary reason for the decrease is due to the acquisition of USTS and the assumption of certain of its liabilities. The Company's capitalization, defined as the sum of long-term debt and shareholders' equity at March 31, 1998 was approximately $32.5 million.

     The Company's EBITDA, defined as income excluding interest, taxes, depreciation and amortization of goodwill and other intangible assets, was $1.9 million for the nine months ended March 31, 1998 compared to $2.3 million for the nine month period ended March 31, 1997. Management has included EBITDA in its discussion herein as a measure of liquidity because it believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of operations or cash flow data for the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles.

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

INCOME TAXES

     At March 31, 1998, the Company had $2.3 million of gross deferred tax assets. The Company had evaluated its deferred tax assets both individually and in the aggregate as to the likelihood of realizability of these amounts, and has concluded that there are no specific realizability issues related to any one type of temporary difference that gave rise to the deferred tax assets. However, the Company has concluded that it is more likely that some portion of its deferred tax assets will not be realized. After considering the sources of taxable income that may be available, the Company estimates that it will not realize $637 thousand of its deferred tax assets, for which a valuation allowance is recorded.

DISCONTINUED OPERATIONS

     As part of its business strategy, the Company decided in fiscal 1997 to focus on its core businesses and discontinue certain business operations. To effect this strategy the Company decided to reduce its investment in its real estate construction operation, Precept Builders, Inc. ("Builders"), which performs free-standing construction and finish-out of existing locations, primarily in the state of Texas, and to sell nearly all of the assets of Precept Holdings, Inc. ("Holdings"), which owns and operates certain other real estate-related investments. The assets to be sold of Holdings include two condominiums, a ranch, a restaurant, and a luxury suite at a local racing facility.

     During December 1997, the private offering of Builders was completed. During October 1997 and February 1998, the ranch and condominiums of Holdings were sold for $1.2 million and $1.6 million in cash, respectively. The sale of various other assets is expected to be completed by June 30, 1998. These assets will be sold for cash.

     Subsequent to the acquisition of USTS, the Company determined to divest of its 75% ownership in USTI, which represents the long-haul delivery transportation related services segment of USTS. Management of the Company believed USTI could not provide an adequate return to Precept shareholders. The Company has executed a definitive agreement to sell the stock of USTI for $1.95 million. The Company will receive $200,000 in cash and a $1.75 million promissory note. The note would be fully due and payable in two years. The sale of USTI is expected to be completed prior to June 30, 1998. The results of operations of USTI have been classified as discontinued operation in the Company's Consolidated Statements of Operations. Similarly, the net assets of USTI have been recorded at their estimated net realizable value and have been classified as net assets of discontinued operations.

YEAR 2000 COMPLIANCE

     As of March 31, 1998, all of the Company's software utilized in accounting and operations has been licensed from third-party vendors and is certified as year 2000 compliant.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5.   OTHER INFORMATION - None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

 2.1 Agreement and Plan of Reorganization dated as of November 16, 1997 by and among U.S. Transportation Systems, Inc. Precept Investors, Inc. and
     Precept Acquisition Company, L.L.C. (1)
 2.2 Plan of Liquidation and Dissolution (1)
 2.3 Stock Purchase Agreement by and among Precept Business Products, Inc., Precept Business Services, Inc., InfoGraphix, Inc. and James Gorin (3)
 3.1 Amended and Restated Articles of Incorporation (1)
 3.2 Bylaws (1)
 4.1 Warrant Agent Agreement (1)
 4.2 Form of Precept Class A Warrant Certificate (1)
 4.3 Form of Precept Class A Common Stock Certificate (1)
 4.4 Form of Rights Agreement between Precept and Continental Stock Transfer & Trust Co. (1)
 4.5 Form of Irrevocable Proxy granted to Darwin Deason by various Precept Investors shareholders (1)
10.1 Form of Registration Rights Agreement by and among Precept Investors, Inc. Michael Margolies and The Margolies Family Trust (1)
10.2 Form of Employment Agreement by and between Precept Investors, Inc. and Michael Margolies (1)
10.3 Form of Employment Agreement by and between Precept Investors, Inc. and ron Sorci (1)
10.4 Reciprocal Services Agreement, dated June 30, 1994, between Precept and
     ACS (1)
10.5 Form of Directors Indemnification Agreement (1)
10.6 Precept 1996 Stock Option Plan (1)
10.7 Precept 1998 Stock Option Plan (1)
10.8 Credit Agreement and Line of Credit Note, dated as of July 1, 1997, between Precept Investors, Inc. and Wells Fargo Bank (Texas), National Association (1)
10.9 First Amended and Restated Credit Agreement and Line of Credit Note, dated March 20, 1998, between Precept Business Services, Inc. and Wells Fargo Bank (Texas), National Association (2)
11.1 Statement re Computation of U.S. Transportation Systems, Inc. Per Share Earnings (1)
27.1 Financial Data Schedule (4)
-------------------------------
  (1) Previously filed as an exhibit to the Company's registration statement on Form S-4 (file no. 333-42689) and incorporated herein by reference

  (2) Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended December 31, 1997

  (3) Previously filed as an exhibit to the Company's Form 8-K dated April 28, 1998

  (4)  Filed herewith

(b) Reports on Form 8-K
      The Company did not file any reports on Form 8-K during the three months ended March 31, 1998. On April 28, 1998, the Company filed a report on Form 8-K in connection with its acquisition of all of the issued and outstanding stock of InfoGraphix, Inc.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PRECEPT BUSINESS SERVICES, INC.


Date: May 15, 1998                 By: /S/ David L. Neely
                                       David L. Neely
                                       Chairman & Chief Executive Officer

                                   By: /s/ Scott B. Walker
                                       Scott B. Walker
                                       Senior Vice President &
                                       Chief Financial Officer