Form 10-K
period 1998-06-30
PRECEPT BUSINESS SERVICES INC
filed 1998-09-28
CIK 1051285

Page>
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C. 20549

                                     FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                    1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                        Commission file number:  000-23735

                          PRECEPT BUSINESS SERVICES, INC.
               (Exact name of registrant as specified in its charter)

               Texas                              75-2487353
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)         Identification No.)

   1909 Woodall Rodgers Freeway, Suite 500          75201
   (Address of principal executive offices)      (Zip Code)

    Registrant's telephone number, including area code: (214) 754-6600

              Securities registered pursuant to 12(b) of the Act:

     TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------           -----------------------------------------
Class A Common Stock (PBSIA)                 NASDAQ SmallCap Market
Warrants for Class A Common Stock (PBSIW)    NASDAQ SmallCap Market

     The aggregate market value of the Class A Common Stock held by non-affiliates as of September 23, 1998 was $44,800,553 and the aggregate market value of the warrants to purchase shares of Class A Common Stock held by non-affiliates as of September 23, 1998 was $453,750.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. /X/ Yes     / / No

     As of September 21, 1998, there were 52,712,556 outstanding shares of Class A Common Stock, 4,145,000 outstanding shares of Class B Common Stock and 1,815,000 outstanding warrants to purchase shares of Class A Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 9, 10, 11, 12 and 13 are incorporated by reference from the Company's Proxy that is expected to be mailed to shareholders on or before October 28, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PRECEPT BUSINESS SERVICES, INC.

                                INDEX TO FORM 10-K

          DESCRIPTION                                                     PAGE
          -----------                                                     ----
Item 1    Business . . . . . . . . . . . . . . . . . . . . . . . . . .       1

Item 2    Properties . . . . . . . . . . . . . . . . . . . . . . . . .      12

Item 3    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .      12

Item 4    Submission of Matters to a Vote of Security Holders. . . . .      13

Item 5    Market for Registrant's Common Stock and Related Stockholder
          Matters. . . . . . . . . . . . . . . . . . . . . . . . . . .      13

Item 6    Financial Data . . . . . . . . . . . . . . . . . . . . . . .      14

Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . .      15

Item 8    Financial Statements and Supplementary Data. . . . . . . . .      22

Item 9    Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure . . . . . . . . . . . . . . . . . .      42

Item 10   Directors, Executive Officers, Promoters and Control
          Persons of the Registrant. . . . . . . . . . . . . . . . . .      42

Item 11   Executive Compensation . . . . . . . . . . . . . . . . . . .      42

Item 12   Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . . . . .      42

Item 13   Certain Relationships and Related Transactions . . . . . . .      42

Item 14   Exhibits, Financial Statement Schedules and Reports on Form
          8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      42

Note - Pages 1 to 3 represent the first three pages of Precept's 1998 Annual Report to Shareholders.

ITEM 1 - BUSINESS

GENERAL

     Precept Business Services, Inc. (the "Company" or "Precept") is an operator and a consolidator of business products distribution and document management companies and of transportation service companies. Precept is a rapidly growing, independent distributor of custom and stock business products and provider of document management services to businesses of all sizes throughout the United States. Precept was founded in 1988 as a regional business products distributor in Dallas, Texas, and since that time has expanded rapidly both internally and through acquisitions. The Company operates from approximately 70 locations across the United States.

     Precept was founded in 1988 as a subsidiary of Affiliated Computer Services, Inc. ("ACS") and has grown significantly since then, both internally and through acquisitions. In June 1994, Precept was spun-off from ACS in a tax-free stock exchange to ACS shareholders in connection with the initial public offering of ACS.

RECENT DEVELOPMENTS

ACQUISITION OF USTS AND LISTING ON NASDAQ

     In March 1998, Precept acquired certain operations of a publicly traded company, U.S. Transportation Systems, Inc. ("USTS"), and listed its Class A common stock and warrants to purchase Class A common stock on the NASDAQ SmallCap Market ("NASDAQ"). As part of the acquisition of USTS, Precept issued 9,612,500 of its shares of Class A common stock to USTS and assumed 1,815,000 warrants held by former shareholders of USTS. In April 1998, USTS distributed Precept's shares to the USTS shareholders. USTS was engaged in business areas which relate to transportation, including providing bus, chauffeured vehicle, and package and delivery transportation-related services. The Company purchased nearly all of the operating assets and assumed certain liabilities of USTS, after which USTS adopted a plan providing for its liquidation and dissolution. The transaction was structured as a tax-free reorganization under the Internal Revenue Service ("IRS") code
Section 368(a)(1)(C).

SALE OF U.S. TRUCKING, INC.

     On June 1, 1998, the Company sold its 75% interest in the common stock of U.S. Trucking, Inc., a Nevada corporation ("USTI"). Precept Transportation had acquired its interests in USTI from USTS on March 19, 1998. USTI is in the long-haul trucking business. Prior to the aforementioned divestiture, Precept Transportation owned an interest in 75% of the common stock of USTI and Logistics Management owned the remaining 25% of the common stock of USTI.

ACQUISITION OF INFOGRAPHIX

     On April 13, 1998, Precept acquired all of the issued and outstanding stock of InfoGraphix, Inc., a Massachusetts corporation ("InfoGraphix"), Boston-based InfoGraphix is a single source provider of products and services to corporate marketing departments and a distributor of document management services.

ACQUISITION OF MBF

     On June 19, 1998, Precept acquired all of the issued and outstanding stock of MBF Corporation, a Louisiana corporation ("MBF") Louisiana-based MBF is a single source distributor of printed products, distribution services and information solutions.

ACQUISITION OF CREATIVE

     On September 4, 1998, Precept, through a wholly-owned subsidiary, acquired Creative, a Maine corporation ("Creative") Prior to the acquisition, in which Creative was merged with and into Creative Acquisition Corp., Creative operated a business providing printed business forms, distribution services and information solutions to business customers throughout the New England states and had three sales/distribution offices in Maine and two in Massachusetts.

ACQUISITION OF SOUTHERN

     On September 18, 1998, Precept, through a wholly-owned subsidiary, acquired Southern Systems Business Forms & Supplies, Inc., a South Carolina corporation ("Southern"), pursuant to that certain Agreement and Plan of Merger dated as of August 26, 1998, by and among Precept, Precept Acquisition Corporation (a wholly-owned subsidiary of Precept), Southern and the shareholders of Southern. Prior to the acquisition, in which Southern was merged with and into Precept Acquisition Corporation, Southern was a Florence, South Carolina-based provider of printed products, distribution services and information solutions with yearly revenues of approximately $14 million.

BUSINESS

     Business products distributed by Precept include custom business forms, commercial printing, graphic arts, electronic forms, custom stock labels, computer supplies, envelopes and advertising specialty products. Precept provides comprehensive information solutions for its customers' business products, inventory control and document management needs. In addition, Precept provides electronic forms capabilities and integration of its customers' accounting operations to streamline information flow and reduce overall operating costs. Precept's business strategy is (i) to act as a premier sole source "corporate outsourcer" providing a high level of customer service and (ii) to continue its expansion through strategic acquisitions and internal growth. Precept also operates five corporate transportation service companies in the Dallas/Fort Worth, Metropolitan New York, Dearborn, Michigan and Cincinnati, Ohio markets.

     Since the founding and development of Precept, the Company's goal has been to acquire or establish a centrally managed network of regional offices and warehouses in major geographic markets throughout the United States. Since 1991, Precept has completed 21 acquisitions of these regional business products distributors. Once a regional office/warehouse is acquired or established, Precept seeks to leverage its distribution capabilities by acquiring smaller companies or opening satellite sales offices in the surrounding areas. Precept also seeks to increase the sales and profitability of its acquired companies by integrating the Precept business strategy and eliminating redundant operating expenses. Going forward, Precept plans to continue to actively pursue this consolidation strategy within the business products distribution and document management industries.

     Precept believes that the acquisition and operational experience of its management team provides it with the ability to execute the growth components of its business strategy. Precept, in only its fifth year of existence, was recognized as the largest independent business products distributor by a national business products magazine and has maintained this status for five consecutive years. Precept's management team brings vast experience in the acquisition and integration of businesses, previously with MTech (sold to EDS in 1988) and ACS (NYSE:AFA), and now at Precept. Management also believes it is the "consolidator of choice" in the business products distribution and document management industries.

     The two industries in which Precept operates are large, fragmented and, Precept believes, rapidly consolidating. Precept believes that opportunities exist to consolidate participants in both industries. Its principal competitors in the business products industry are direct manufacturers and other, smaller independent distributors of business products. Management believes the market for business products is in excess of $20 billion annually with the top independent distributors representing $1.7 billion annually, or 8.5% of the total market. Over the last three years, total revenues from the top 100 independent distributors have grown by 16% annually as distributors continue to gain market share from the direct manufacturers. In 1996, this trend resulted in independent distributors surpassing direct manufacturers in market share by representing approximately 55% of the total business products market.
Precept believes independent distributors' market share will continue to grow in the future as more of its target customers make the decision to outsource the distribution of their business products and document management needs.

     Precept believes that similar consolidation possibilities exist in the corporate transportation services industry. Precept management believes that the chauffeured vehicle and the courier and delivery service segments of the transportation industry, in particular, present an attractive opportunity for consolidations. Based on industry data, Precept management understands that in 1997 the chauffeured vehicle service industry represented approximately $3.9 billion in revenues, consists of approximately 9,000 companies, is highly fragmented and no single company controls more than 2% of the market. In 1997, the courier and delivery service industry represented approximately $6.0 billion in revenues to customers throughout the United States. Precept management believes that there are approximately 5,000 companies providing contract transportation services, primarily bus and shuttle services, which generate $2.0 billion a year in revenue.

CONSOLIDATION STRATEGY

     BUSINESS PRODUCTS

     Precept believes numerous factors exist which create a favorable environment and significant opportunities for continued consolidation of the business products distribution and document management industry. Among others, these factors include: (i) the fragmented nature of the industry,
(ii) the lack of operating and acquisition expertise of target companies,
(iii) industry participants' desire for liquidity and/or capital requirements for growth, (iv) industry participants' desire to utilize Precept's existing management information systems, (v) the pressures of increasing competition, and (vi) creation of operating efficiencies and synergies resulting in economies of scale.

     Precept believes that it possesses substantial competitive advantages over other industry consolidators. Precept bases this belief on management's track record in previous growth and consolidation efforts at MTech (sold to EDS in 1988) and ACS (NYSE:AFA) as well as its experience in acquiring and integrating businesses at Precept. Precept believes it can leverage the experience and expertise of the Precept executive management team to become the leading consolidator of the business products distribution and document management industry. Furthermore, Precept believes that its ability to attract and acquire companies as a "consolidator of choice" is due to (i) its existing operations as a nationwide business products distributor and document management company and (ii) its corporate infrastructure and management information systems. Under the Precept business model, acquired companies benefit from the economies of scale of a larger organization while simultaneously retaining local operational control, thereby enabling them to provide flexible and responsive service to long-term customers.

     Precept seeks to achieve operating efficiencies in acquisitions through
(i) the combination of certain general and administrative functions, (ii) elimination of redundant facilities, (iii) improved management information systems and (iv) implementation of Precept's preferred vendor and volume purchasing arrangements. Precept has, over the years, negotiated certain arrangements with manufacturers that it believes will enable it to reduce the level of inventories in acquired companies, thereby allowing more efficient operations. Integration of acquisitions is often a complex process which may entail material nonrecurring expenditures, including facility closing costs, modernization of equipment and computer systems, warehouse assimilation expenses, asset writedowns and severance payments.

     Consideration for acquisitions has typically involved cash, common stock and promissory notes. Acquisitions are made pursuant to acquisition agreements containing customary representations, warranties, covenants and indemnification provisions. Precept typically obtains non-compete and confidentiality agreements from selling owners.

     TRANSPORTATION SERVICES

     Precept has identified the corporate and contract transportation services industry as a second segment that has significant consolidation opportunities. Precept intends to pursue a strategy of acquiring businesses that provide chauffeured services, courier and delivery services and contract transportation services.

     Precept believes that there are significant advantages in consolidating the chauffeured vehicle service, courier and delivery, and contract transportation service segments of the transportation services industry. Management believes it can increase revenues of acquired companies through the implementation of training and quality assurance programs as well as
nationwide marketing of Precept services.    Moreover, Precept believes it
can achieve cost savings in acquisitions through the consolidation of certain administrative functions, increased use of automation, and the elimination of redundant facilities, equipment and personnel.

PRECEPT BUSINESS PRODUCTS

     Precept's business philosophy lies in the provision of services and distribution, rather than the actual manufacturing of the products it sells. Precept believes most manufacturers either sell directly to the end user or through independent distributors. Because Precept utilizes in excess of 5,000 manufacturers nationwide that specialize in various products and quantity sizes, Precept's management believes that it has the ability to be its customers' single source supplier, and as such, will provide broader manufacturing capability and enhanced delivery times as compared to direct manufacturers. Precept's distribution business involved the design, warehousing and distribution of a broad variety of business products. Through its document management services, Precept provides a single point of contact for the purchase and warehousing of all printed products and related items a customer may use. Typically, Precept will consult with a customer to perform a documents analysis and then, after determining what documents are required on an ongoing basis, will provide for the design, production, inventory, management, storage and distribution of the documents to the customer on an as-needed basis. Precept's sophisticated management information systems enable it to offer customized services tailored to specific customer needs. As a result, customers are provided customized product usage and stock status reports, customized billing formats and other custom reports important to their operations.

     DISTRIBUTION

     Precept believes that the current trend of downsizing and vendor reductions, combined with customers' desire to maximize efficient commitment of capital in the inventory of its business products, makes distributors the customers' best source for service and new products. Precept attempts to deliver a complete solution for its customers' business products, inventory control and document management needs along with the integration of the customers' accounting operations to streamline the customer's workflow processes and reduce overall operating costs. This one-step solution for all the customers' needs allows Precept to act as the customers' business products outsourcer. As a distributor, Precept believes it can provide a more effective business products solution because it has the flexibility to offer the products of many vendors and suppliers and not be burdened by offering only the products that it manufactures. Furthermore, by foregoing the extensive capital investment required of a direct manufacturer (e.g. machinery and equipment), Precept is well positioned to act immediately as new technologies present themselves. In addition to multiple product offerings, Precept is able to leverage its size and scale to achieve volume purchasing discounts which can be passed on to customers. Finally, acting as a communications link between its customers and the suppliers allows Precept to more efficiently inform suppliers what the end users want while simultaneously making corresponding suggestions for the suppliers' in-plant operations.

     Precept markets its various services directly to individual customers by designing and offering a customized product and service package for each customer after determining its specific needs. To emphasize its customization approach, Precept can provide through its electronic forms system a single customer catalog with increased utility as opposed to one catalog for all or many customers.

     To accomplish the above, Precept has developed the following capabilities:

     DISTRIBUTION AND WAREHOUSING. Precept does not manufacture any business products. Management believes the vast majority of direct manufacturers are wholesale producers and do not sell directly to the end user. As a distributor, Precept has enhanced relationships with its preferred vendors that typically provide business products at a lower cost. Both pick and pack distribution services as well as full case shipping capabilities are available to Precept's customers. In addition, Precept provides bulk storage (full case and full pallet), pick and pack and secure storage. Precept's nationwide warehousing, along with the excess warehouse space offered to Precept in conjunction with its manufacturing partners, gives Precept location advantages superior to its competitors.

     DESIGN. Precept utilizes its experienced on-site personnel directly involved with a particular account for design work, rather than a corporate department, to leverage the knowledge derived from hands-on involvement with a particular customer. In addition, Precept spends significant time with its manufacturing partners on new product developments on behalf of its customers.

     DOCUMENT MANAGEMENT SERVICE. Precept believes that its innovative management system streamlines business product ordering and distribution, which simplifies document monitoring and storage and encourages "Just-in-Time" business product management. Through Precept's fully integrated on-line Computerized Forms Management and Inventory Analysis System, its customers are able to monitor on-line inventory, track orders, and release products for distribution. Precept can receive, translate and process all ANSI (American National Standards Institute) standard EDI (Electronic Data Interchange) transaction sets (all versions) to give customers a channel to access information in a seamless manner while providing electronic invoicing and payments. This document management system allows Precept to maintain absolute control through electronic forms, intelligent forms and print-on-demand features. The complete management system allows a customer to access inventory information, place orders, and make payments, all through electronic interface.

     SALES AND MARKETING. Precept has a broad customer base and believes that no single customer accounted for more than 6% of total sales during fiscal years 1998, 1997, and 1996. Precept relies on a commission only based sales force dedicated to all of its products and services, thereby ensuring product and service knowledge focused on its principal customers. Precept emphasizes personal sales and marketing relationships with the customer by providing a single account executive responsible for each customer account. Precept's sales representatives offer customers customized merchandising and purchasing programs tailored to each customer's needs. Sales representatives have frequent contact with their customers and are accountable for increasing account penetration and solving customer problems. For major accounts, Precept utilizes the "Team Concept" where an experienced team of individuals, including an account executive and a customer service representative, maximize service and enhance long term customer relations. Precept believes that its presence in 65 locations allows its sales representatives to service customers ranging from small businesses to large, national corporations in multiple locations. Through a continued effort to improve efficiency and provide customized systems and enhancements, Precept is committed to a long-term partnership with its customers.

     MANAGEMENT INFORMATION SYSTEMS. Precept believes that its management information system features state-of-the-art hardware and software fully customized for the business products and document management industry. This customization fully integrates order entry, receiving, distribution, billing, accounts payable and general ledger functions. The system generates reports such as customized summary billing, cost center analysis, inventory stock status and reorder notices. Connectivity is accomplished via direct link, dial up, satellite bounce off, VAN (Value Added Network) systems and personalized Internet access. Precept has designed, developed and has available an electronic forms package that can operate on a single PC, LAN (Local Area Network), Full Host, or in an Internet environment and features electronic cataloging, print-on-demand, intelligent and interactive form processing and multimedia capabilities (audio and video) for instruction or training needs. Precept has performed a review of its hardware and software systems and believes that the current management information systems owned or leased by Precept are Year 2000 compliant with the exception of one acquired subsidiary's information system. To the extent that any current means of electronic commerce are found to be non-compliant with the year 2000, Precept believes that it will be able to continue to conduct such commerce through other electronic or manual methods.

     COMPETITION. Precept believes that its ability to compete successfully in the business products distribution and document management business is based upon its ability to offer a complete range of products and services and to achieve favorable pricing by maintaining a significant volume of business with its suppliers. Precept's principal competitors are manufacturers with a direct sales force, local and regional independent distributors and divisions of larger publicly held companies, including Global Docugraphix and Workflow Management.

PRECEPT TRANSPORTATION SERVICES

     Precept is engaged in the corporate transportation services industry in Dallas/Fort Worth, Texas; Cincinnati, Ohio and Northern Kentucky; Dearborn, Michigan; and in the New York metropolitan area. The transportation services division provides chauffeured vehicle services, courier and delivery services, and contract transportation services. Chauffeured vehicle operations located in the Dallas/Fort Worth and New York City metropolitan markets provide services under the names Precept Transportation of Texas and Westchester Express using a fleet of town cars, stretch limousines, vans and mini-buses. Courier and delivery services are provided primarily in the Dallas/Fort Worth market. Contract transportation services are provided in Dearborn, Michigan and at the Cincinnati/Northern Kentucky airport with a fleet of buses.

     CHAUFFEURED VEHICLE SERVICES

     Precept's chauffeured vehicle service operations are located in Westchester County, New York and Dallas County, Dallas and are performed for corporate customers and the general public in the Greater New York and Dallas/Fort Worth metropolitan markets. The Company operates a fleet of 92 vehicles consisting of a mixture of town cars, stretch limousines, vans and mini-buses. The fleet in New York is primarily driver-owned or driver-leased; the fleet in Dallas/Fort Worth is primarily company-owned.
The vehicles are used to provide services for airport shuttles, conventions, social events, business meetings and leisure travel. Precept also makes this chauffeured service available on a worldwide basis through an international reservation and referral network. Corporate customers utilize the services primarily to achieve more efficient use of their employees' time and other resources. Approximately 200 regular customers are served by the two fleets and 118 employees and drivers. There is significant competition in the Dallas/Fort Worth and New York geographic markets.

     COURIER AND DELIVERY SERVICE

     The courier and delivery service is provided under the Wingtip and Relay names within the Dallas/Fort Worth metropolitan area. Courier and delivery services are provided on both a scheduled and an unscheduled pick-up and delivery basis for approximately 1,000 customers using a fleet of 75 vehicles that are company-owned, driver-owned and driver-leased. On-board computers in the vehicles, along with automated tracking and dispatching, allow packages to be picked up and delivered within various time constraints including one-hour deliveries. There is significant competition in the Dallas/Fort Worth market from several competitors. The market is unregulated, price sensitive and constantly evolving through the development of new services.

     CONTRACT TRANSPORTATION SERVICE

     This portion of Precept's business consists of supplying buses, vans or customized vehicles to customers pursuant to written contracts or purchase orders that are generally awarded on a competitive bid basis. Customers include corporations and governmental agencies. Precept's operation in Dearborn, Michigan uses a fleet of 14 vehicles and 30 employees to provide parking lot transportation for Ford Motor Company and Rouge Steel. Precept's operation in Northern Kentucky uses 13 vehicles and 48 employees to provide long-term parking shuttle and downtown shuttle services at the airport and from the airport to downtown Cincinnati. A smaller portion of each operation's business involves charter bus service on demand based on the availability of buses.

     GOVERNMENT REGULATION

     Precept is subject to regulation by various agencies including the New York, Michigan, Kentucky, Ohio and Texas State Departments of Transportation, the Port Authorities of New York and New Jersey, Dallas and Cincinnati, the U.S. Department of Transportation and the Federal Highway Administration, as well as other state and local authorities. Each of these agencies regulates various aspects of licensing, permitting and operations of Precepts transportation services.

EMPLOYEES

     As of September 21, 1998, Precept and its subsidiaries had 731 full-time employees, of which 437 are engaged in sales, sales support and warehouse activities, 220 directly provide or support transportation services and 74 are administrative, information systems and management employees. Two of Precept's transportation livery services businesses employ 71 people participating in collective bargaining agreements. These agreements expire in August 2000 and July 2001. The Company believes that its relations with its employees and unions are satisfactory.

RISK FACTORS AFFECTING THE COMPANY'S PROSPECTS

     RAPID EXPANSION AND DEPENDENCE ON ACQUISITIONS FOR FUTURE GROWTH

     One of the company's strategies is to increase its revenues and the markets it serves through the acquisition of additional business products distributors and transportation service companies. Since 1991, the Company has completed the
acquisition of 29 businesses.   Since the end of its 1998 fiscal year, Precept
has completed the acquisition of 4 business products distributors. Precept has continued to actively negotiate to acquire additional businesses that offer business products distribution and transportation services consistent with its strategy of pursuing an aggressive acquisition program. There can be no assurance, however, that definitive agreements for additional acquisitions will be executed or that additional acquisitions will be completed. In addition, there can be no assurance that the Company's management and financial controls, personnel, computer systems and other corporate support systems will be adequate to manage the anticipated increase in the size and scope of its operations and acquisition activity.

     The Company depends on both acquisitions and internally generated growth to increase its revenue and earnings. There can be no assurance that it will complete acquisitions in a manner that coincides with the end of its fiscal quarters. The failure to complete acquisitions on a timely basis could have a material adverse effect on the Company's ability to meet its quarterly projected results and the projected results estimated by investors and analysts.
Likewise, delays in implementing planned integration strategies and activities could also affect its quarterly earnings.

     In addition, there can be no assurance that future acquisitions will occur at the same pace or be available to the Company on favorable terms, if at all. For example, if the Company is unable to use the Company's Class A common stock as consideration in acquisitions because it believes that the market price of the common stock is too low or because the owners of potential acquisition targets conclude that the market price of the Company's common stock is too volatile, the Company would need to use cash and seller notes to make acquisitions and, therefore, would be unable to negotiate acquisitions that it could account for under the pooling-of-interest method of accounting (which is available only for all-stock acquisitions). This condition and the availability of debt financing might adversely affect the pace of the Company's acquisition program and the impact of acquisitions on the Company's quarterly results. In addition, the consolidation of the business products distribution and transportation services industries will reduce the number of mid- to large-sized companies available for sale, which could lead to higher prices being paid for the acquisition of the remaining business products distribution and transportation service companies.

     RISKS RELATED TO EXPANSION INTO NEW PRODUCT AND SERVICE AREAS AND TO ACQUISITIONS

     The Company's ability to manage an aggressive consolidation program in its industries has not yet been fully tested. The Company has increased the range of products and services it offers through acquisitions of companies offering products and services that are complementary to the products and services that the Company has offered since it began operations. The Company's efforts to sell additional products and services to existing customers are ongoing and there can be no assurance that such efforts will be successful.

     In addition, there can be no assurance that companies that have been acquired or that may be acquired in the future will achieve sales and profitability levels that justify the purchase prices paid by the Company. Acquisitions may involve a number of special risks that could have a material adverse effect on the Company's operations and financial performance, including adverse short-term effects on its reported operating results; diversion of management's attention; difficulties with the retention, hiring and training of key personnel, particularly sales personnel; risks associated with unanticipated problems or legal liabilities; and amortization of acquired intangible assets. Finally, although the Company conducts due diligence and generally receives representations, warranties and indemnification from the former owners of acquired companies, there can be no assurance that such owners will have accurately represented the financial and operating conditions of their companies. If an acquired company's financial or operating results were misrepresented, the acquisition could have a material adverse effect on the results of operations and financial condition of the Company.

     INTEGRATION OF ACQUISITIONS AND LIMITED COMBINED OPERATING HISTORY

     The Company was founded in 1988 and has conducted operations since that date. Since its inception, the Company has acquired 29 companies and continues to execute its acquisition strategy. In most cases, the managers of the acquired companies have continued to operate their companies after being acquired by the Company. The Company has integrated the businesses acquired prior to March 1998; however, there can be no assurance that the Company will be able to integrate all of the companies acquired since March 1998 within its operations without substantial costs, delays or other problems. In addition, there can be no assurance that the Company's executive management group can continue to oversee the Company and effectively implement its operating or growth strategies in each of the markets it serves. There also can be no assurance that the rapid pace of acquisition will not adversely affect the Company's continuing efforts to integrate and manage those acquisitions profitably.

     DEPENDENCE ON IMPLEMENTATION AND OPERATION OF SYSTEMS

     The Company believes that the successful operations of the businesses that it has acquired and intends to acquire depends in part on the implementation of computerized inventory management and order processing systems and warehouse management and distribution systems. In January 1996, the Company selected and began implementing Prelude's Automated Distribution System ("ADS") software system as its primary software and management information system. The Company may experience delays, complications or expenses in integrating and operating its systems for its recently acquired subsidiaries and future operations, any of which could have a material adverse effect on the Company's results of operations and financial condition. In addition, although the Company has performed a review of its hardware and software systems for compliance with year 2000 matters, there can be no assurance that the Company has detected all non-compliance matters. Also, there can be no assurance that the effect of such non-compliance would not have a material adverse effect on the Company's operations.

     SUBSTANTIAL COMPETITION AND INDUSTRY CONSOLIDATION

     The Company operates in a highly competitive environment. In the markets in which it operates, the Company generally competes with a large number of larger and smaller companies offering business products and transportation services, many of which are well-established in their markets. In addition, in the business products distribution markets, the Company competes with several national retail office products companies and national contract stationers, each of which has significant financial resources. Most, if not all, of its large competitors operate in many of its geographic and product markets. In addition, other competitors may choose to enter the Company's geographic and product markets.
 As a result of this competition, the Company may lose customers or have difficulty acquiring new customers. As a result of competitive pressures on the pricing of products, the Company's revenues or margins may decline.

     The Company faces significant competition to acquire additional businesses as the business products industry undergoes continuing consolidation. Significant competition exists, or is expected to develop, in the other markets that the Company serves or is planning to enter as consolidation occurs (or accelerates) in those markets. The Company believes that its major competitors are actively pursuing acquisitions in the United States and outside of the United States. These companies, or other large companies, may compete with the Company for acquisitions in its markets. Such competition could lead to higher prices being paid for acquired companies.

     In response to industry and market changes, including industry consolidation and the continued volatility in the market price of shares of common stock of companies in the industries served by the Company, Precept considers, from time to time, additional strategies to enhance shareholder value in light of such changes. These include, among others, strategic alliances and joint ventures; spin-offs; purchase, sale or merger transactions with other large companies; a recapitalization of the Company; and other similar transactions. There can be no assurance that any one of these strategies will be undertaken, or that, if undertaken, any such strategy will be successfully completed.

     CONSIDERATION FOR OPERATING COMPANIES EXCEEDS ASSET VALUE

     The purchase price of the Company's acquisitions have not been established by independent appraisals, but generally have been determined through arms-length negotiations between the Company's management and representatives of the acquired companies. The consideration paid for each acquisition has been based primarily on the value of such company as a going concern rather than the value of the acquired assets. Valuation of these companies determined solely by appraisals of the acquired assets would have been less than the consideration paid for the companies. No assurance can be given that the future performance of such companies will be commensurate with the consideration paid. Moreover, the company has incurred and expects to continue to incur significant amortization charges resulting from consideration paid in excess of the fair value of the net assets of the companies acquired in business combinations accounted for under the purchase method of accounting.

     QUARTERLY FLUCTUATION IN OPERATING RESULTS

     The Company's business is subject to seasonal influences, generally during the first and second quarters of each fiscal year. The Company's historical revenues and profitability in its two divisions have been lower in the first quarter of its fiscal year, primarily due to the lower level of business activity during the summer months. As the Company's mix of business evolves through future acquisitions, these seasonal fluctuations may continue.

     Quarterly results may also be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the prices paid by the Company for the products it sells, the mix of products sold, general economic conditions and the retroactive restatements in accordance with generally accepted accounting principles of the Company's consolidated financial statements for acquisitions accounted for under the pooling-of-interests method. Moreover, the operating margins of companies acquired by the Company may differ substantially from those of the Company, which could contribute to the further fluctuation in its quarterly operating results. Therefore, results for any one quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year. However, fluctuations in quarterly operating results may have a material adverse effect on the market price of the Company's Class A common stock.

     VOLATILITY OF STOCK PRICE

     The market price of the Company's Class A common stock is subject to significant fluctuations. These fluctuations can be caused by variations in stock market conditions, changes in financial estimates by security analysts or failure by the Company or its competition to meet such estimates, quarterly operating results, announcements by the Company or its competitors, general conditions in the business products and transportation service industries and other factors. Since March 18, 1998, the date when the Company's Class A common stock first traded on the NASDAQ SmallCap Market, the Company's Class A common stock has traded in the range of $1.938 to $4.375 per share. The stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of publicly traded companies. These broad fluctuations may have a material adverse effect on the market price of the Company's Class A common stock.

     NEED FOR ADDITIONAL FINANCING TO CONTINUE ACQUISITION STRATEGY

     The Company expects that it will continue to finance acquisitions by using cash as well as shares of the Company's Class A common stock. In addition, the Company expects that future acquisitions may require a higher percentage of cash as total consideration. In certain circumstances, the Company may be unable to use stock for consideration for acquisitions. If it does not have sufficient cash resources or available debt financing to pay the cash consideration for acquisitions, the Company may be unable to continue the current pace of its aggressive acquisition program, which could have a material adverse impact on it and the market price of the Company's Class A common stock.

     Assuming that the current pace of its acquisitions continues, the Company will need debt or equity financing. There can be no assurance that it will be able to obtain such financing if and when it is needed or that any such financing will be available on terms it deems acceptable. The Company has a revolving line of credit agreement with its lender, Wells Fargo Bank, which provides it with $25,000,000 available for borrowing. The amount available to be borrowed under the credit facility will vary from time to time depending upon the level of the Company's consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") on a pro forma basis reflecting completed acquisitions, its total indebtedness and related interest expense. As of September 24, 1998, the Company had approximately $20.0 million outstanding under the credit facility at an annual interest rate of approximately 8.5% and $5.0 million available for future borrowing.

     RELIANCE ON PRESENT MANAGEMENT

     The success of Precept is dependent upon the services of its executive officers. Precept does not carry key man insurance on these officers. There is no assurance that Precept would be able to locate and retain qualified persons to replace any member of management or to expand its current management. In addition to the foregoing, Precept's operations are located in diverse geographical locations throughout the United States, further taxing the members of Precept's management team. The prolonged unavailability of any current member of senior management, whether as a result of death, disability or otherwise, could have an adverse effect upon the business of Precept.

     CONTROL BY MANAGEMENT AND SHAREHOLDERS

     As of September 24, 1998, officers and directors of the Company and its subsidiaries beneficially owned 41% of the outstanding shares of the Company's Class A and Class B common stock and control 65% of the voting power of such common stock. By virtue of his Class B ownership and proxies with the Company's chief executive officer and chief operating officer, the Company's majority shareholder effectively controls the outcome of matters submitted to a vote of shareholders and, indirectly, controls all major decisions reached by the Company's Board of Directors and officers. These shareholders acting together may be able to elect a sufficient number of directors to control the Company's Board of Directors and to approve or disapprove any matter submitted to a vote of shareholders.

     RISKS RELATED TO UNIONIZED EMPLOYEES

     A small number of the Company's employees are members of labor unions. If unionized employees were to engage in a strike or other work stoppage, or if other employees were to become unionized, the Company could experience a disruption of operations or higher labor costs, which could have a material adverse effect on operations.

     POTENTIAL EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE ON PRICE OF THE COMPANY'S CLASS A COMMON STOCK

     The Company has an aggressive acquisition program under which it has issued
20.7 million shares of its Class A common stock as of September 24, 1998. Under the pooling-of-interests method of accounting, the affiliates of the acquired companies, which are, in most cases, all of the shareholders of the companies acquired by Precept, must be free to sell or otherwise transfer shares of the Company's Class A common stock received in the acquisition, subject to their compliance with the federal securities laws, as soon as the Company releases results of operations that reflect the combined post-acquisition operations of the Company and the acquired company for a minimum of 30 days. Approximately
6.1 million shares will become freely transferable (subject to certain volume and other restrictions of Rule 145(d) under the Securities Act of 1933, as amended) upon the Company's public announcement of results of operations reflecting 30 days of combined post-acquisition operations of it and the acquired companies. The Company expects to complete additional acquisitions in the future that will be accounted for under the pooling-of-interests method. If a significant number of shares of the Company's Class A common stock are issued in acquisitions that are completed in close proximity to each other, such shares will become freely tradable at the same time. If a large number of shares are sold in the market by shareholders as soon as their shares become freely transferable, the price of shares of the Company's Class A common stock could be adversely affected.

     ANTI-TAKEOVER EFFECT OF ARTICLES OF INCORPORATION AND BYLAWS AND OTHER STOCKHOLDER PROTECTION MECHANISMS

     Certain provisions of the Precept Articles and Bylaws may delay, defer, or prevent a tender offer or takeover attempt that a shareholder might consider being in such shareholder's best interest, including attempts that might result in a premium over the market price for the Precept Class A Common Stock. In this regard, the Precept Articles provide that the removal of any director or directors, with or without cause, requires the affirmative vote of at least 80% of the combined voting stock of Precept, giving effect to the number of votes per share attributable to such stock. Such provision would restrict the ability of a party to gain control of the Precept Board by acquiring a majority of the Precept voting stock, removing all of the directors and then replacing them with the directors seeking to benefit such party. Additionally, Precept's Bylaws provide that the number of directors shall be fixed, from time to time, by resolution of the Precept Board. Currently, such number of directors of Precept is divided into three classes that are elected for staggered three-year terms. Thus, in any given year, only a portion of the Precept directors would be eligible for election, thereby eliminating the ability of a hostile party to gain control of the Precept Board in a single proxy contest, making any unsolicited takeover attempt (including an attempt that a Precept shareholder might consider in such shareholder's best interest) more expensive and more difficult. Precept's Bylaws provide for advance notice procedures with respect to the submission by shareholders of proposals to be acted on at shareholder meetings and of nominations of candidates for election as directors. The establishment of such procedures removes any ambiguity with respect to how matters can be so submitted by shareholders. Further, the Precept Articles permit the Precept Board to establish by resolution one or more series of preferred stock ("Precept Preferred Stock") and to establish the powers, designations, preferences and relative, participating, optional, or other special rights of each series of Precept Preferred Stock. The Precept Preferred Stock could be issued on terms that are unfavorable to the holders of Precept Class A Common Stock or that could make a takeover or change in control of Precept more difficult. Further, Precept has instituted a shareholder rights plan, which plan may have the effect of discouraging an unsolicited takeover proposal. Moreover, Precept is subject to the Texas Business Combination Law, which places restrictions on certain business combinations with certain stockholders that could render more difficult a change in control of Precept. The Precept Bylaws, together with the provision of the Precept Articles setting forth that the removal of directors requires the affirmative vote of 80% of the combined voting stock of Precept, the shareholder rights plan and other provisions of the Precept Articles and the TBCA, may have the effect of discouraging a future takeover attempt by a third party that is not approved by the Precept Board and render the removal of the incumbent management more difficult. Counterbalancing the effects of such provisions is the positive effect that these protections contribute to an environment where the niterests of the Precept shareholders and Precept can be addressed in an orderly and well-informed manner.

     USTS RELATED LITIGATION

     Although Precept has not been named a party to any significant litigation involving USTS, its former shareholders or its former officers, the Company believes that there is a risk that existing and future claims and litigation involving former USTS shareholders, officers or business operations may arise in the future to which the Company may be a party. The Company expects to vigorously defend any such action; however, there can be no assurance that the Company will succeed in such efforts without incurring damages, settlement costs or legal fees.

ITEM 2 - PROPERTIES

     Precept's executive offices are located at 1909 Woodall Rodgers Freeway, Suite 500, Dallas, Texas in approximately 50,000 square feet of office space leased with a term which expires in July 2001. The Company operates its business products division from 70 sales offices, branch offices and regional offices located primarily in the Southeast, Southwest, Northeast and Central areas in the United States. These offices, including related warehouse space, are primarily leased and range in size from 600 to 28,000 square feet, for a total of approximately 110,000 square feet. The Company also owns 137,000
square feet of office space.   In addition, the Company ships products from
approximately 25 warehouse locations in the United States. Its largest warehouse facility consists of approximately 100,000 square feet in Dallas that is managed and operated by a third party contractor under a short term agreement. The Company generally owns the equipment, furniture and fixtures in such locations.

     In the transportation division, the Company operates from approximately 150,000 square feet of leased office, garage, and parking lot space from five locations in the states of New York, Texas, Michigan and Kentucky. The Company owns and leases its transportation equipment that consists principally of town cars, limousines, vans, mini-buses and buses.

     The Company maintains satisfactory relations with its landlords. The Company considers its current office and warehouse space as adequate to serve its existing business operations. The Company expects to replace its transportation equipment on a recurring basis at the end of the equipment's useful life.

ITEM 3 - LEGAL PROCEEDINGS

     JOHN ALDEN LIFE INSURANCE CO.

     On January 25, 1996, Precept filed a collection action against John Alden Life Insurance Co. ("Alden"), currently pending in the United States District Court for the Southern District of Florida, for approximately $400,000 in past due invoices. Alden has denied that it received any products and has refused to pay Precept on that basis. Alden and its affiliate, John Alden Systems Corp. ("Alden Systems") have asserted a counterclaim against Precept alleging that a Precept employee participated with an Alden employee in a plan to falsify sales to Alden. Alden is seeking approximately $9,000,000 in damages. Precept intends to pursue the claims asserted in its collection action, believes that it has meritorious defenses to the above allegations and plans to vigorously defend against them.

     OTHER MATTERS

     In addition to the foregoing, Precept is subject to certain other legal proceedings, claims, and disputes which arise in the ordinary course of business. While Precept has no reason to believe that any pending claims are material, there can be no assurance that such claims, if adversely determined, will not have a material adverse effect on the business, financial condition, results of operations or liquidity of Precept.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Class A common stock of the Company is listed on the NASDAQ SmallCap Market under the symbol "PBSIA". The high and low prices for the Company's Class A common stock since the common stock was approved for listing on March 20, 1998 are shown below:

     QUARTER ENDED                         LOW PRICE      HIGH PRICE
     -------------                         ---------      ----------

     March 31, 1998                          $4.189         $4.375
     June 30, 1998                           $2.375         $4.186
     September 23, 1998 (quarter to date)    $1.969         $3.469

     As of September 21, 1998, there were approximately 3,300 holders of the Company's Class A common stock, one holder of the Company's Class B common stock and one holder of the Company's warrants to purchase Class A common stock. The Company's warrants trade on the NASDAQ SmallCap Market under the symbol "PBSIW".

     DIVIDEND POLICY

     The Company has not declared or paid any cash or other dividends on its common stock and does not expect to pay dividends for the foreseeable future. Instead, the Company intends to retain earnings to reduce indebtedness and support its growth strategy. As a holding company, the ability of the Company to pay dividends in the future is dependent upon the receipt of dividends or other payments from its principal operating subsidiaries. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's results of operations, financial condition, capital requirements and contractual restrictions.

ITEM 6 - FINANCIAL DATA


                          PRECEPT BUSINESS SERVICES, INC.
                    SELECTED CONSOLIDATED FINANCIAL INFORMATION
                  (Amounts in thousands, except per share amounts)

     The following table presents selected consolidated financial information from continuing operations as of and for each of the five years in the period
ended June 30, 1998.   The information as of and for each of the three years
in the period ended June 30, 1998 was derived from the audited consolidated financial statements of the Company. The consolidated financial information for each of the two years in the period ended June 30, 1995 was derived from a combination of the Company's audited historical consolidated financial statements for the years ended June 30, 1995 and 1994 and the unaudited historical financial statements for two acquired businesses for similar periods. The selected consolidated financial information should be read in conjunction with management's discussion and analysis of the results of operations and financial condition of the Company and with the consolidated financial statements and notes thereto, included in this Form 10-K. The selected consolidated financial information is significantly affected by the businesses acquired by Precept for each of the periods presented. The historical financial statements of the Company for all periods presented have been restated to combine the financial statements of two businesses acquired in 1998 that have been accounted for following the pooling of interests method. The amounts presented below are in thousands, except per share data.


                                                                                    FISCAL YEAR ENDED JUNE 30,
                                                            ----------------------------------------------------------------------
                                                               1998           1997          1996           1995           1994
                                                            -----------    ----------    -----------    -----------    -----------
STATEMENT OF OPERATIONS DATA:
     Revenue:
          Business products. . . . . . . . . . . . . .      $  113,536     $  109,397     $  105,464      $  87,392      $  75,538
          Transportation services. . . . . . . . . . .           9,456          6,566          5,840          6,005          5,483
                                                             ----------    ----------    -----------    -----------    -----------
                                                               122,992        115,963        111,304         93,397         81,021
     Cost of goods sold. . . . . . . . . . . . . . . .          85,281         79,729         75,687         58,994         41,988
     Sales commissions . . . . . . . . . . . . . . . .          15,075         14,615         13,786         11,805         15,756
     Selling, general and administrative expenses. . .          16,417         17,229         18,302         18,350         19,038
     Depreciation and amortization . . . . . . . . . .           1,821          1,788          1,677          1,516          1,143
     Non-recurring acquisition costs . . . . . . . . .             486              -              -              -              -
                                                             ----------    ----------    -----------    -----------    -----------
     Operating income. . . . . . . . . . . . . . . . .           3,912          2,602          1,852          2,732          3,096
     Interest and other expense. . . . . . . . . . . .           1,936            618            929            357          1,937
                                                             ----------    ----------    -----------    -----------    -----------
     Income before income taxes. . . . . . . . . . . .           1,976          1,984            923          2,375          1,159
     Income tax provision. . . . . . . . . . . . . . .             790            828             16            355            791
                                                             ----------    ----------    -----------    -----------    -----------
     Net income. . . . . . . . . . . . . . . . . . . .        $  1,186       $  1,156         $  907       $  2,019         $  368
                                                             ----------    ----------    -----------    -----------    -----------
                                                             ----------    ----------    -----------    -----------    -----------
     Diluted net income per share. . . . . . . . . . .         $  0.03        $  0.03        $  0.02        $  0.05        $  0.01
     Diluted weighted average shares outstanding . . .          46,191         42,623         42,495         42,814         42,946


                                                                                          JUNE 30,
                                                            ----------------------------------------------------------------------
                                                               1998           1997          1996           1995           1994
                                                            -----------    ----------    -----------    -----------    -----------
BALANCE SHEET DATA:
     Trade accounts receivable . . . . . . . . . . . .       $  15,595      $  14,235      $  15,089      $  13,115       $  4,073
     Inventory . . . . . . . . . . . . . . . . . . . .           5,133          3,225          2,621          3,062            535
     Working capital . . . . . . . . . . . . . . . . .          13,837         13,394         15,288         14,583          7,609
     Total assets. . . . . . . . . . . . . . . . . . .          56,487         37,292         39,740         31,745         31,224
     Long-term debt. . . . . . . . . . . . . . . . . .          20,085          7,821          5,397          1,128          1,047
     Shareholders' equity. . . . . . . . . . . . . . .          22,002         16,102         19,059         18,846         18,545

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Precept is an independent distributor of custom and stock business products and provider of document management services ("Business Products") to businesses in a variety of industries throughout the United States. Precept also operates five corporate transportation service ("Transportation Services") companies in the United States. Precept was founded in 1988 as a subsidiary of ACS and has grown significantly since then, both internally and through acquisitions. In June 1994, Precept was spun-off from ACS in a tax-free stock exchange to ACS shareholders in connection with the initial public offering of ACS.

     Precept was one of the first organizations to begin nationwide consolidation of operating companies in the Business Products industry. Since 1991, Precept has acquired 21 companies in the Business Products industry plus eight in the Transportation Services industry.

     A component of Precept's business strategy is to increase the size of its operations through strategic acquisitions and internally generated growth. Precept places substantial emphasis on improving operational and information system capabilities while implementing subsequent integration of the Precept business strategy in acquired operations. Precept's operational focus also includes continuous upgrading of management systems allowing improved customer access to financial inventory and order status information; new product and service offerings; preferred vendor programs incorporating volume purchasing; regional and district management oversight; and recruiting experienced sales individuals. Precept believes that these strategies will lead to lower cost of goods and increased sales of various products and services to existing and new customers.

     As part of the implementation of its business strategy, Precept decided to focus on its core business by discontinuing certain non-core operations in real estate construction and real estate related investments. See "Discontinued Operations" below.

     This section should be read in conjunction with Item 1 - Business, in particular "Risk Factors Affecting the Company's Prospects", and with the consolidated financial statements included in Item 8.

     ACQUISITIONS

     The Company's results of operations and the comparability of the Company's results of operations from period to period have been significantly affected by businesses acquired in each period. From 1991 through the end of fiscal year 1998, the Company has completed 25 acquisitions. 17 business products distribution companies and 8 transportation service companies. Two business products companies acquired in fiscal year 1998 were accounted for using the pooling-of-interests method and, as a result, the consolidated financial statements of the Company have been restated to combine the financial statements of the Company with the pooled companies' financial statements for all periods presented. The remaining acquisitions by the Company have been accounted for following the purchase method and, as a result, the results of operations of the acquired companies have been included in the Company's results of operations from the dates of acquisition.

     In March 1998, the Company purchased three operating subsidiaries, corporate assets and corporate obligations from USTS in exchange for issuing 9,612,500 shares of its Class A common stock to USTS and 1,815,000 warrants to purchase Class A common stock to the former shareholders of USTS. In addition, the Company repaid $5.3 million of USTS' outstanding debt. This acquisition was accounted for following the purchase method of accounting and, as a result, the operating results of the businesses acquired have been included in Precept's operating results from the date of acquisition. The total purchase price for USTS amounted to $10.8 million, of which $4.4 million was paid in Class A common stock and warrants, $5.3 million by assuming and repaying USTS' debt and $1.1 million was incurred through direct acquisition costs. The purchase price has been preliminarily allocated as follows: $12.8 million to goodwill, $0.9 million to account receivable, $6.4 million to long-term debt, $3.7 million to accounts payable and accrued liabilities and $0.8 million to other assets. The Company has elected to amortize goodwill over an estimated useful life of forty years. Subsequent to the acquisition of USTS, Precept sold its 75% interest in a long-haul trucking company, U.S. Trucking, Inc. ("USTI") for $0.2 million in cash and $1.8 million in notes receivable, which note has been fully reserved. Also subsequent to the acquisition of USTS, the Company entered into a separation and general release agreement with the former chairman of USTS and also agreed to sell certain bus assets to the former chairman. The sale of USTI, the separation and general release agreement and the sale of the bus assets were reflected in the preliminary allocation of the purchase price.

     In April 1998, the Company acquired InfoGraphix, a business products distribution company based in Boston, Massachusetts, with annual revenues of approximately $23.3 million. This purchase was paid for with the issuance of
2.1 million shares of the Company's Class A common stock. In June 1998, the Company acquired MBF Corporation, a business products distribution company based in Monroe, Louisiana, with annual revenues of approximately $19.2 million. This purchase was paid for with the issuance of 4.1 million shares of the Company's Class A common stock. The combined market value of the Class A common stock issued in these pooling acquisitions amounted to $18.3 million. Both of these acquisitions were accounted for following the pooling of interests method and, as a result, the Company's historical financial statements have been restated to include the financial statements of InfoGraphix and MBF for all periods presented.

     Since June 30, 1998, the Company has completed the acquisition of four business products distribution companies located in Salt Lake City, Utah; Houston, Texas; Bangor, Maine; and Florence, South Carolina with combined annual revenues of $34.3 million. Such acquisitions were paid for with an aggregate of $7.8 million in cash, financed by the Company's revolving line of credit, $1.4 million in seller notes, 5.3 million shares of Class A common stock, and $0.8 million in assumed debt.

     PURCHASE ACCOUNTING EFFECTS

     The Company's acquisitions have been primarily accounted for using the purchase accounting method. The acquisitions have currently affected, and will prospectively affect, the Company's results of operations in certain significant respects. The Company's revenues and operating expenses will be directly affected by the timing of the acquisitions. The aggregate acquisition costs, including assumption of debt, are allocated to the net assets acquired based on the fair market value of such net assets. The allocations of the purchase price results in an increase in the historical book value of certain assets, including property and equipment, and generally results in the allocation of a portion of the purchase price to goodwill, which results in incremental annual amortization expense.

RESULTS OF OPERATIONS

     The following table sets forth various items from continuing operations as a percentage of revenues for the fiscal years ended June 30, 1998, 1997 and 1996.

                                                          YEAR ENDED JUNE 30,
                                                        ------------------------
                                                         1998     1997     1996
                                                        ------   ------   ------
Revenue:
     Business products . . . . . . . . . . . . . . . .   92.3%    94.3%    94.7%
     Transportation services . . . . . . . . . . . . .    7.7%     5.7%     5.3%
                                                        ------   ------   ------
                                                        100.0%   100.0%   100.0%
Operating expenses:
     Cost of goods sold. . . . . . . . . . . . . . . .   69.3%    68.8%    68.0%
     Sales commissions . . . . . . . . . . . . . . . .   12.3%    12.6%    12.4%
     Selling, general and administrative expenses. . .   13.3%    14.9%    16.4%
     Depreciation and amortization . . . . . . . . . .    1.5%     1.5%     1.5%
     Non-recurring acquisition costs . . . . . . . . .    0.4%     0.0%     0.0%
                                                        ------   ------   ------
Operating income . . . . . . . . . . . . . . . . . . .    3.2%     2.2%     1.7%
Interest and other expense:
     Interest expense. . . . . . . . . . . . . . . . .    0.9%     0.5%     0.5%
     Other expense, net. . . . . . . . . . . . . . . .    0.7%     0.0%     0.4%
                                                        ------   ------   ------
                                                          1.6%     0.5%     0.9%
                                                        ------   ------   ------
Income before income tax provision . . . . . . . . . .    1.6%     1.7%     0.8%
Income tax provision . . . . . . . . . . . . . . . . .    0.6%     0.7%     0.0%
                                                        ------   ------   ------
Net income . . . . . . . . . . . . . . . . . . . . . .    1.0%     1.0%     0.8%
                                                        ------   ------   ------
                                                        ------   ------   ------

YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED JUNE 30, 1997

     REVENUE for 1998 increased by $7.0 million, or 6.1%, from $116.0 million in 1997 to $123.0 million in 1998. In 1998, Business Products revenue increased by $4.1 million or 3.8% and Transportation Services revenues increased $2.9 million or 44.0%. The increase in Business Products revenue was due to the acquisition of three business products companies during 1998, which accounted for $2.1 million, and internal growth from existing and pooled companies of $2.0 million. The internal growth offset the lost sales from three customers who were acquired or who left the geographic markets served by the Company. The increase in Transportation Services revenue of $2.9 million in 1998 was primarily due to the acquisition of four transportation companies.

     COST OF GOODS SOLD for 1998 increased by $5.6 million, or 7.0%, from $79.7 million in 1997 to $85.3 million in 1996. Cost of goods sold for Business Products increased by $3.1 million of which approximately one-half was due to companies acquired during the year and the remainder was due to internal growth of existing and pooled companies. Transportation Services cost of goods sold increased by $2.5 million due to the four transportation companies acquired during 1998. As a percentage of revenue, cost of goods sold for 1998 increased by 0.5% from 68.8% in 1997 to 69.3% in 1998. This percentage increase was primarily due to the mix of business products sold during the year.

     SALES COMMISSIONS increased by $0.5 million, or 3.1%, in 1998, from $14.6 million in 1997 to $15.1 million in 1998 due primarily to the increased level of Business Products revenue. As a percentage of revenue, sales commissions have been fairly consistent in 1997 and 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE decreased by $0.8 million or 0.4% in 1998 from $17.2 million in 1997 to $16.4 million in 1998. Increased expenses of $0.8 million from business products and transportation services companies acquired were offset by $1.6 million in reduced expenses in existing business products and corporate functions. As a percentage of revenue, selling, general and administrative expenses have declined by 1.6% from 14.9% in 1997 to 13.3% in 1998. The reduced expenses in existing operations are primarily a result of the Company's continuing efforts and strategy to realize synergies from acquisitions by merging common administrative and support functions.

     NON-RECURRING ACQUISITION COSTS amounted to $0.5 million in 1998 and consist of accounting, legal and investment banking fees, real estate fees, appraisal fees and various regulatory fees incurred in connection with the acquisition of two companies which were accounted for following the pooling of interests method.

     DEPRECIATION AND AMORTIZATION EXPENSE increased $0.1 million in 1998 from $1.7 million in 1997 to $1.8 million in 1998 due largely to the size and timing of the companies acquired in 1998.

     INTEREST AND OTHER EXPENSE increased by $1.3 million or 213.4% during 1998, from $0.6 million in 1997 to $1.9 million in 1998. In 1998, interest expense increased by $0.6 or 92.1%, from $0.6 million in 1997 to $1.2 million in 1998 principally due to additional debt incurred by the Company in 1998 to finance its acquisitions. Other expenses of $0.8 million in 1998 are due primarily to a subsidiary's write-off of an investment and one-time payment by the shareholder of an acquired subsidiary.

     INCOME TAXES are provided at a 40.0% effective rate in 1998 compared to a 41.7% rate in 1997. This reduction is due primarily to state income tax and non-deductible expense reductions.

YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED JUNE 30, 1996

     REVENUE increased by $4.7 million or 4.2% in 1997 from $111.3 million in 1996 to $116.0 million in 1997. Approximately $3.7 million of this increase is attributable to business products companies acquired during 1997. The remaining $1.0 million increase in revenue was generated by existing operations, $0.7 million in Transportation Services and $0.3 million in Business Products.

     COST OF GOODS SOLD increased by $4.1 million or 5.3% from $75.7 million in 1996 to $79.8 million in 1997. Approximately $2.6 million of the increase is related to the Business Products acquisitions completed during 1997 and the remaining $1.5 million is due to existing operations. Cost of goods sold increased by 0.8% in 1997 from 68.0% in 1996 to 68.8% in 1997 due to a higher proportion of business products revenue from higher cost products.

     SALES COMMISSIONS increased by $0.8 million, or 6.0%, in 1997 from $13.8 million in 1996 to $14.6 million in 1997, with the increase due to higher Business Products revenue. As a percentage of revenue, sales commissions were fairly consistent from 1996 to 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased by $1.1 million or 5.9% in 1997 from $18.3 million in 1996 to $17.2 million in 1997. In 1997, these expenses were reduced by $1.1 million due largely to a reduction in incentive based compensation paid to executive officers.

     DEPRECIATION AND AMORTIZATION EXPENSE increased by $0.1 million in 1997 from $1.6 million in 1996 to $1.7 million in 1997 due largely to companies acquired during 1997.

     INTEREST AND OTHER EXPENSE decreased by $0.3 million in 1997 from $0.9 million in 1996 to $0.6 million in 1997. This reduction was primarily due to interest expense of $0.4 million in 1996 related to sales and use tax liabilities that did not recur in 1997.

     INCOME TAXES are provided at a 41.7% effective tax rate in 1997 as compared to a 1.6% effective tax rate in 1996. The effective tax rate for 1997 is higher than 40% due primarily to state income taxes and other non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

     NET CASH FLOWS FROM OPERATING ACTIVITIES. In fiscal year 1998, the Company used $4.4 million in cash from operations as compared to $0.7 million generated in 1997 and $0.6 million used in 1996. During 1998, increases in accounts receivable, inventory and other current assets were funded with borrowings under the Company's revolving line of credit. During fiscal year 1998, the Company increased its net income due to the benefits of companies acquired in the previous two years and the reduction of the losses from discontinued operations. During fiscal years 1997 and 1996, the cash flow generated by Business Products' and Transportation Services' continuing operations was largely offset by the cash needs of the discontinued operations of two subsidiaries, Precept Builders, Inc. ("Builders") and Precept Holdings, Inc. ("Holdings"). The Company used its revolving line of credit to supplement any cash needs that were not provided by operating activities. During 1997 and 1996, cash flow from operations was significantly reduced by the levels of accounts receivable and costs in excess of billings on uncompleted contracts for one of its discontinued operations. The working capital of continuing operations was a relatively constant $13.0 million to $14.0 million during this period.

     NET CASH FLOWS FROM INVESTING ACTIVITIES. During fiscal year 1998, Precept used $5.5 million in cash for investing activities as compared to $3.1 million and $3.0 million in 1997 and 1996, respectively. In 1998, the Company used $7.1 million in cash to purchase five businesses, including paying contingent consideration of $0.1 million and direct acquisition costs of $1.7 million incurred in connection with 8 of its business acquisitions. During 1998, the Company acquired eight businesses, six of which were accounted for following the purchase method and two of which were accounted for following the pooling method. In 1998, the Company spent $0.9 million for equipment. In addition, discontinued operations generated $2.4 million in cash primarily from the sale of the Company's interest in a ranch and the sale of a condominium. During 1997, the Company acquired two businesses for $1.1 million and paid $0.1 million for contingent consideration. In addition, the Company spent $1.9 million to acquire property and equipment, primarily for information systems equipment, warehouse equipment, town cars and office furniture and fixtures. During 1996, Precept spent $3.4 million to acquire two businesses and $0.1 million for contingent consideration. The Company also acquired $1.2 million of equipment, primarily information systems equipment, town cars and office furniture and fixtures. In 1996, the Company also redeemed a certificate of deposit for $1.7 million.

     NET CASH FLOWS FROM FINANCING ACTIVITIES. In fiscal year 1998, $9.7 million of cash was generated by financing activities as compared to $1.7 million and $4.2 million of cash generated by financing activities in fiscal years 1997 and 1996, respectively. During 1998, Precept increased its outstanding revolving line of credit balance by approximately $8.7 million in order to finance acquisitions. In addition, the Company financed $0.3 million of its equipment purchases with capitalized lease obligations and collected $0.8 million in notes receivable from shareholders for prior stock purchases. During 1997, the Company increased its revolving line of credit by approximately $1.8 million in order to finance its acquisitions of property and equipment and its acquisitions of businesses. The Company also borrowed $0.3 million in long-term debt to finance equipment purchases. During 1996, the Company increased its outstanding revolving line of credit balance by $4.5 million in order to finance acquisitions of businesses and to fund the working capital needs of a discontinued operation, Builders. In 1996, the Company repaid $0.4 million in long-term debt by proceeds from its revolving line of credit. In addition, the Company received a capital contribution of $0.6 million from its shareholders. During fiscal years 1997 and 1996, one of the Company's acquired subsidiaries distributed dividends of $0.3 million and $0.5 million to the subsidiary's former shareholder.

     Management believes that based on current levels of operations, cash flow from operations, the existing revolving line of credit agreement and available cash on hand at June 30, 1998 of $2.3 million will be adequate for fiscal year 1999 to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures of approximately $2.0 million in 1999, and to meet working capital needs.

     The amount of debt available under the Company's current revolving line of credit is $25,000,000. The revolving line of credit bears interest at the lower of prime or LIBOR plus a margin range. The Company has the option of electing a prime or LIBOR interest rate. The margin range is determined based on the Company's performance against certain rations, primarily debt and interest coverage. The Company's ability to borrow under this revolving line of credit is based on a multiple of pro forma EBITDA. In addition, substantially all the Company's operating assets are pledged as collateral under this line of credit. As of September 24, 1998, the Company had approximately $20.0 million outstanding under the credit facility at an annual interest rate of approximately 8.5% and $5.0 million available for future borrowing.

     The Company is in the process of working with its bank, and to the extent needed, other lenders, to implement a larger debt financing agreement.
 It is likely that the new debt financing structure could be syndicated among a group of lenders and will be a mix of senior and subordinated debt. The Company believes that this larger debt structure will permit it to pursue its current acquisition strategy during fiscal year 1999. The Company believes that additional debt or equity financing will be required in future years for the Company to pursue its current acquisition strategy beyond fiscal year 1999. The Company expects that the amount of debt available under its future debt financing structure will be determined based on a multiple of pro forma EBITDA. In addition, the Company expects that it will be subject to certain restrictive covenants including debt coverage, interest coverage, dividends and other debt. The Company also expects that substantially all of its assets will be pledged as collateral for this future debt. There can be no assurance that the Company will be successful in obtaining the new debt financing. If the Company is unable to obtain the new debt financing, then the Company will explore other courses of actions including, but not necessarily limited to, additional equity financing, changes to its acquisition strategy, sale of certain operating assets and reduction of its operating expenses. In addition, if the Company is unable to obtain new debt or equity financing, the Company will need to modify or significantly alter its acquisition strategy.

OTHER

     INFLATION

     Certain of Precept's business product offerings, particularly paper products, have been and are expected to continue to be subject to significant price fluctuations due to inflationary and other market conditions. In the last five to ten years, the prices for commodity grades of paper have shown considerable volatility. Precept generally is able to pass such increased costs on to its customers through price increases, although it may not be able to adjust its prices immediately. Significant increases in paper and other costs in the future could materially affect Precept's profitability if these costs cannot be passed on to customers. In general, Precept does not believe that inflation has had a material effect on its results of operations in recent years. However, there can be no assurance that Precept's business will not be affected by inflation in the future.

     YEAR 2000 ISSUE

     Precept has performed a review of its existing computer software and hardware information systems. To date, the Company believes that its existing management information systems are year 2000 compliant, except for a management information system at a recently acquired subsidiary and except for certain electronic commerce matters, as described more fully in the next two paragraphs. To the extent that the Company will be required to expend resources to ensure that the management information systems are year 2000 compliant, the Company does not expect that significant resources, either cash flow or manpower will be needed.

     One of the Company's subsidiaries in the business products division operates with a management information system that is not year 2000 compliant. The Company is currently exploring two feasible solutions - integration of the subsidiary management information system onto the Company's existing systems or implementing a new management information system at the subsidiary. At present, the Company has not reached a conclusion on its course of action; however, the Company does not expect that either course of action will require the Company to expend more than $500,000 in resources to ensure year 2000 compliance.

     The Company conducts a certain portion of its business operations, in particular sales orders, purchasing, billing and shipping, using electronic means of communication outside the Company's management information systems. The Company is in the process of contacting or being contacted by its significant vendors and customers to verify that the electronic means of communication used are year 2000 compliant. Although this project is still in process, the Company is not aware of any significant issues in this area. If for some reason, electronic means of communication with certain of its vendors and customers were not year 2000 compliant, the Company does not expect that this condition would have a material adverse effect on its operations at that time. If necessary, the Company has processes and procedures in place to conduct such business operations without electronic communication for those specific customers and vendors.

     FINANCIAL ACCOUNTING STANDARDS

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, and SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POST RETIREMENT PLANS, that are effective for financial statement periods beginning after December 15, 1997, and SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, that is effective for reporting periods beginning after June 15, 1999. As these statements require only additional disclosures or do not cover matters relating to Precept, they will have no effect on Precept's financial position, results of operations or cash flows. Precept intends to adopt the disclosure requirements of these standards during its fiscal year ended June 30, 1999.

FORWARD-LOOKING STATEMENTS

     The Company is including the following cautionary statement in this Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. This section should be read in conjunction with the "Risk Factors Affecting the Company's Prospects" located in Item I. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these customary statements. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to the other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements.

     1. Changes in economic conditions, in particular those that affect the end users of business products and transportation services, primarily corporations.

     2. Changes in the availability and/or price of paper, in particular if increases in the price of paper are not passed along to the Company's customers.

     3. Changes in executive and senior management or control of the Company.

     4.   Inability to obtain new customers or retain existing customers.

     5. Significant changes in competitive factors, including product pricing conditions, affecting the Company.

     6. Governmental and regulatory actions and initiatives, including those affecting financing.

     7.   Significant changes from expectations in operating expenses.

     8. Occurrences affecting the Company's ability to obtain funds from operations, debt or equity to finance needed capital acquisitions and other investments.

     9.   Significant changes in rates of interest, inflation or taxes.

     10. Significant changes in the Company's relationship with its employees and the potential adverse effects if labor disputes or grievance were to occur.

     11. Changes in accounting principles and/or the application of such principles to the Company.

     The foregoing factors could affect the Company's actual results and could cause the Company's actual results during fiscal year 1999 and beyond to be materially different from any anticipated results expressed in any forward-looking statement made by or on behalf of the Company.

     The Company disclaims any obligation to update any forward-looking statements to reflect events or other circumstances after the date of this report on Form 10-K.

DISCONTINUED OPERATIONS

     As part of its business strategy, Precept has decided to focus on its core businesses and discontinue certain non-core business operations. To effect this strategy, in February 1997, Precept decided to reduce its investment in its real estate construction operations, Builders, which performs free-standing construction and finish-out of existing locations, primarily in the state of Texas, and to sell nearly all of the assets of Holdings, which owns and operates certain other real estate related investments. Builders' revenues for fiscal years 1997 and 1996 were $82.5 million and $38.8 million, respectively. Holdings had minimal revenues for each fiscal year presented. During 1998, the losses from discontinued operations consist principally of the losses from the Holdings discontinued operations. During fiscal year 1998, the Company generated $2.4 million in cash from the sale of its interest in a ranch to a company controlled by the Company's majority shareholder, the chief executive officer and the chief operating officer, and from the sale of a condominium to the Company's majority shareholder. In September 1998, the Company sold the remaining assets of its discontinued operations consisting of land, building and an interest in a restaurant to the Company's majority shareholder for $1.2 million in cash.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a) of the Exhibit Index for a listing of the Company's consolidated financial statements included with this Form 10-K.


                        PRECEPT BUSINESS SERVICES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


     DESCRIPTION                                                                                PAGE
     -----------                                                                                ----
Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        28

Consolidated Balance Sheets at June 30, 1998 and 1997. . . . . . . . . . . . . . . . . . .        29

Consolidated Statements of Operations for the years ended June 30, 1998, 1997 and 1996 . .        30

Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996 . .        31

Consolidated Statements of Changes in Shareholders' Equity for the three year period
     ended June 30, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        32

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .        33

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Precept Business Services, Inc.

     We have audited the accompanying consolidated balance sheets of Precept Business Services, Inc., as of June 30, 1998 and 1997, and the related consolidated statements of operations, cash flows, and changes in shareholders' equity for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precept Business Services, Inc. at June 30, 1998 and 1997, and the consolidated results of its operations, cash flows and changes in shareholders' equity for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

                                       ERNST & YOUNG LLP
Dallas, Texas
September 23, 1998

                        PRECEPT BUSINESS SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                June 30,
                                                        ------------------------
                                                           1998         1997
                                                        -----------  -----------
                                     ASSETS
Current assets:
  Cash and cash equivalents...........................  $ 2,291,303  $ 2,432,202
  Trade accounts receivable, net of $404,000 and
    $599,000 allowance for doubtful accounts,
    respectively......................................   15,595,234   14,235,193
  Accounts receivable from affiliates.................    1,186,908      503,571
  Other accounts receivable...........................    1,609,529      510,177
  Inventory...........................................    5,133,484    3,225,470
  Other current assets................................      805,151      926,805
  Income taxes refundable.............................      --           277,766
  Deferred income taxes...............................      499,264    1,090,886
  Net assets of discontinued operations...............    1,115,125    3,560,246
                                                        -----------  -----------
    Total current assets..............................   28,235,998   26,762,316

Property and equipment, net...........................    5,751,487    3,549,201
Intangible assets, net................................   19,558,050    5,039,906
Deferred income taxes.................................    1,102,372      615,019
Other assets..........................................    1,838,697    1,325,104
                                                        -----------  -----------
    Total assets......................................  $56,486,604  $37,291,546
                                                        -----------  -----------
                                                        -----------  -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable..............................  $ 5,844,671  $ 5,964,755
  Accrued compensation................................    1,943,964    1,650,125
  Sales and use taxes payable.........................      540,254    1,181,047
  Other accounts payable and accrued expenses.........    4,649,014    2,095,753
  Subsidiaries' notes payable to banks................      --         2,234,235
  Current portion of long-term debt...................    1,421,477      243,215
                                                        -----------  -----------
    Total current liabilities.........................   14,399,380   13,369,130

Long-term debt........................................   20,084,756    7,820,773
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $1.00 par value; 3,000,000
    authorized shares, none issued ...................

  Class A common stock, $0.01 par value; 100,000,000
    authorized shares and 48,090,880 and 32,520,383
    issued shares in 1998 and 1997, respectively......      480,909      325,204
  Class B common stock, $0.01 par value; 10,500,000
    authorized shares and 4,145,000 and 10,102,997
    issued shares in 1998 and 1997, respectively......       41,450      101,030
  Additional paid-in-capital..........................   23,067,285   17,437,778
  Retained earnings (accumulated deficit).............   (1,395,905)    (750,062)
                                                        -----------  -----------
                                                         22,193,739   17,113,950
  Class A treasury stock--478,844 shares..............     (191,271)    (191,271)
  Shareholder notes for stock purchases...............      --          (821,036)
                                                        -----------  -----------
    Total shareholders' equity........................   22,002,468   16,101,643
                                                        -----------  -----------
      Total liabilities and shareholders' equity......  $56,486,604  $37,291,546
                                                        -----------  -----------
                                                        -----------  -----------

          See accompanying notes to consolidated financial statements.

                        PRECEPT BUSINESS SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year ended June 30,
                                       ----------------------------------------
                                           1998          1997          1996
                                       ------------  ------------  ------------
Revenues:
  Business products..................  $113,536,213  $109,396,670  $105,463,909
  Transportation services............     9,455,575     6,565,838     5,839,916
                                       ------------  ------------  ------------
                                        122,991,788   115,962,508   111,303,825

Costs and expenses:
  Cost of goods sold.................    85,281,274    79,729,325    75,686,601
  Sales commissions..................    15,074,985    14,615,160    13,786,430
  Selling, general and
    administrative...................    16,416,142    17,228,760    18,301,558
  Depreciation and amortization......     1,820,935     1,787,624     1,676,533
  Non-recurring acquisition costs....       485,555       --            --
                                       ------------  ------------  ------------
                                        119,078,891   113,360,869   109,451,122
Operating income.....................     3,912,897     2,601,639     1,852,703
Interest and other expense:
  Interest expense...................     1,195,086       621,961       547,319
  Other expense (income).............       741,454        (4,211)      381,530
                                       ------------  ------------  ------------
                                          1,936,540       617,750       928,849
                                       ------------  ------------  ------------
Income from continuing operations
  before income taxes................     1,976,357     1,983,889       923,854
Income tax provision.................       790,544       828,098        16,833
                                       ------------  ------------  ------------
Income from continuing operations....     1,185,813     1,155,791       907,021
                                       ------------  ------------  ------------

Discontinued operations:
  Loss from disposal of discontinued
    operations, net of applicable
    income taxes.....................       --           (497,971)      --
  Loss from discontinued operations,
    net of applicable income taxes...      (467,392)   (3,341,111)      (64,394)
                                       ------------  ------------  ------------
  Loss from discontinued
    operations.......................      (467,392)   (3,839,082)      (64,394)
                                       ------------  ------------  ------------

Net income (loss)....................  $    718,421  $ (2,683,291) $    842,627
                                       ------------  ------------  ------------
                                       ------------  ------------  ------------

Basic net income (loss) per share:
  Income from continuing
    operations.......................  $       0.03  $       0.03  $       0.02
  Loss from discontinued
    operations.......................         (0.01)        (0.09)         0.00
                                       ------------  ------------  ------------
  Net income (loss)..................  $       0.02  $      (0.06) $       0.02
                                       ------------  ------------  ------------
                                       ------------  ------------  ------------
  Weighted average shares
    outstanding......................    45,362,272    42,623,332    42,495,000

Diluted net income (loss) per share:
  Income from continuing
    operations.......................  $       0.03  $       0.03  $       0.02
  Loss from discontinued
    operations.......................         (0.01)        (0.09)         0.00
                                       ------------  ------------  ------------
  Net income (loss)..................  $       0.02  $      (0.06) $       0.02
                                       ------------  ------------  ------------
                                       ------------  ------------  ------------
  Weighted average shares
    outstanding......................    46,190,596    42,623,332    42,495,000

          See accompanying notes to consolidated financial statements.

                        PRECEPT BUSINESS SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year ended June 30,
                                         --------------------------------------
                                             1998         1997         1996
                                         ------------  -----------  -----------
Cash flows from operating activities:
  Net income (loss)....................  $    718,421  $(2,683,291) $   842,627
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
    Depreciation and amortization......     1,820,935    1,787,624    1,676,533
    Write off of property and
      equipment, net...................       --           408,245      --
    Write off of intangible assets,
      net..............................       --           150,477      --
    Loss from disposal of discontinued
      operations.......................       --           497,971      --
    Deferred income taxes..............       104,269     (160,728)    (529,668)
    Changes in operating assets and
      liabilities, net of effects from
      acquisitions
      Trade accounts receivable........      (483,981)   9,261,454   (7,890,237)
      Accounts receivable from
        affiliates.....................      (683,337)     --          (612,976)
      Other accounts receivable........    (1,099,352)     (49,504)     (51,479)
      Inventory........................    (1,902,976)    (575,567)     440,939
      Cost in excess of billings on
        uncompleted contracts,
        subcontracts payable and
        retainage......................       --        (4,923,077)   3,385,213
      Other current assets.............      (772,583)    (505,394)    (541,214)
      Income taxes refundable..........       277,766     (277,766)     --
      Trade accounts payable...........      (822,560)     281,101      205,370
      Accrued compensation.............       293,839     (132,523)     331,335
      Sales and use taxes payable......      (640,793)  (1,450,960)   1,968,689
      Other assets and liabilities,
        net............................    (1,198,083)     (925,409)    180,136
                                         ------------  -----------  -----------
    Net cash provided by (used in)
      operating activities.............    (4,388,435)     702,653     (594,732)
                                         ------------  -----------  -----------
Cash flows provided by (used in)
  investing activities:
  Acquisitions of businesses, including
    earnout payments...................    (7,086,000)  (1,185,575)  (3,536,436)
  Acquisition of property and
    equipment, net.....................      (857,713)  (1,882,096)  (1,178,781)
  Sale of assets of discontinued
    operations.........................     2,445,121      --           --
  Maturity of restricted certificate of
    deposit............................       --           --         1,732,500
                                         ------------  -----------  -----------
    Net cash used in investing
      activities.......................    (5,498,592)  (3,067,671)  (2,982,717)
                                         ------------  -----------  -----------
Cash flows provided by (used in)
  financing activities:
  Payments on long-term debt...........       (41,000)     286,237     (377,429)
  Issuance of common stock.............       --            30,900      --
  Capital contribution (dividend to
    shareholder), net..................       --          (307,000)     106,000
  Purchase of treasury stock...........       --           --           (50,000)
  Issuance (payments) of capital lease
    obligations........................       257,972      (82,642)     --
  Repayment of shareholder notes.......       821,036      --           --
  Borrowings on revolving line of
    credit.............................    44,516,000    9,766,000    8,409,978
  Payments on revolving line of
    credit.............................   (35,807,880)  (7,979,819)  (3,909,839)
                                         ------------  -----------  -----------
    Net cash provided by financing
      activities.......................     9,746,128    1,713,676    4,178,710
                                         ------------  -----------  -----------
Net increase (decrease) in cash and
  cash equivalents.....................      (140,899)    (651,342)     601,261
Cash and cash equivalents at beginning
  of year..............................     2,432,202    3,083,544    2,482,283
                                         ------------  -----------  -----------
Cash and cash equivalents at end of
  year.................................  $  2,291,303  $ 2,432,202  $ 3,083,544
                                         ------------  -----------  -----------
                                         ------------  -----------  -----------
Supplemental disclosure:
  Cash paid for:
    Interest...........................  $  1,195,086  $   621,961  $   547,319
    Income taxes.......................  $    790,543  $   828,098  $    16,833

          See accompanying notes to consolidated financial statements

                        PRECEPT BUSINESS SERVICES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                             RETAINED
                                          CLASS A   CLASS B   ADDITIONAL     EARNINGS                      TOTAL
                                           COMMON    COMMON     PAID-IN    (ACCUMULATED                SHAREHOLDERS'
                                           STOCK     STOCK      CAPITAL      DEFICIT)        OTHER        EQUITY
                                          --------  --------  -----------  ------------   -----------  -------------
Balance, June 30, 1995..................  $237,001  $151,544  $16,621,507  $ 1,904,602    $   (68,863)  $18,845,791

  Capital contribution..................    --        --         615,000       --             --            615,000
  Purchase of treasury stock............    --        --          --           --            (122,408)     (122,408)
  Issuance of shareholder notes.........    --        --          --           --            (612,976)     (612,976)
  Distribution to shareholder of
    acquired subsidiary.................    --        --          --          (509,000)       --           (509,000)
  Conversion of Class B to Class A
    common stock........................   50,514   (50,514 )     --           --             --            --
  Net income............................    --        --          --           842,627        --            842,627
                                          --------  --------  -----------  ------------   -----------  -------------
Balance, June 30, 1996..................  287,515   101,030   17,236,507     2,238,229       (804,247)   19,059,034

  Exercise of stock options.............   37,689     --         201,271       --             --            238,960
  Issuance of shareholder notes.........    --        --          --           --            (208,060)     (208,060)
  Distribution to shareholder of
    acquired subsidiary.................    --        --          --          (305,000)       --           (305,000)
  Net loss..............................    --        --          --        (2,683,291)       --         (2,683,291)
                                          --------  --------  -----------  ------------   -----------  -------------
Balance, June 30, 1997..................  325,204   101,030   17,437,778      (750,062)    (1,012,307)   16,101,643

  Repayment of shareholder notes........    --        --          --           --             821,036       821,036
  Contribution of retained earnings by
    shareholder of acquired
    subsidiary..........................    --        --       1,364,264    (1,364,264)       --            --
  Acquisition of USTS...................   96,125              4,265,243       --             --          4,361,368
  Conversion of Class B to Class A
    common stock........................   59,580   (59,580)      --           --             --            --
  Net income............................    --        --          --           718,421        --            718,421
                                          --------  --------  -----------  ------------   -----------  -------------
Balance, June 30, 1998..................  $480,909  $41,450   $23,067,285  $(1,395,905)   $  (191,271)  $22,002,468
                                          --------  --------  -----------  ------------   -----------  -------------
                                          --------  --------  -----------  ------------   -----------  -------------

          See accompanying notes to consolidated financial statements.

                          PRECEPT BUSINESS SERVICES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 1998, 1997 AND 1996


1. BUSINESS

     Precept Business Services, Inc. and its subsidiaries ("Precept" or the "Company") primarily engage in business products distribution management and services and, to a lesser extent, in executive chauffeured limousine, livery and courier services. The business products management business comprises arranging for the manufacture, storage, and distribution of business forms, computer supplies, advertising information and other related business products for mid-to large-sized corporate customers. Precept operates from offices throughout the United States. The transportation services are provided from locations in Texas, New York, Ohio and Michigan.

     PUBLICLY TRADED COMPANY

     In March 1998, Precept completed its acquisition of U. S. Transportation Services, Inc. ("USTS"), a company whose common stock was publicly traded on the NASDAQ SmallCap Market ("NASDAQ"). As part of this acquisition, Precept listed its Class A common shares and its warrants to purchase Class A common shares for public trading with NASDAQ and issued 9,612,500 shares of its Class A common stock to USTS and 1,815,000 warrants to the former USTS warrant holders. Precept's Class A common stock trades under the NASDAQ symbol "PBSIA" and its warrants trade under the NASDAQ symbol "PBSIW."

     CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements comprise the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     NAME CHANGE

     During the fourth quarter of fiscal year 1998, in connection with its strategic focus on being a consolidator in the business products and transportation services industries, the Company changed its name from Precept Investors, Inc. to Precept Business Services, Inc.

     PRO FORMA INFORMATION

     The pro forma information included in these financial statements and notes is unaudited.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     ACCOUNTING FOR ACQUISITIONS OF BUSINESSES

     The Company evaluates each business acquisition separately. For businesses acquired which have been or will be accounted for using the purchase method of accounting, the cost to acquire the business includes the current consideration and future contingent consideration provided by the Company, debt assumed by the Company and direct acquisition costs. The aggregate acquisition cost is allocated to the net assets and liabilities of the business acquired based on the fair values of net assets and liabilities.
 Any amount not specifically allocated to an identified asset and liability is considered to be goodwill. The results of operations of the businesses acquired are included in the operating results of the Company from the dates of acquisition.

     For businesses acquired which have been or will be accounted for using the pooling method of accounting, the non-recurring acquisition costs incurred to acquire such businesses are charged to operating results in the period that such acquisition is consummated. The historical financial statements of the Company have been and will be restated for all periods presented to include the financial statements of the businesses acquired.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid, interest-bearing instruments with an original maturity of three months or less to be cash equivalents.

     REVENUE RECOGNITION

     Revenue is recognized when the Company ships goods or provides transportation services to its customer. For items shipped directly to the customer from the vendor, the Company recognizes revenue when the Company receives notification that the vendor has shipped goods to the customer. For certain customers, the Company enters into a business products management agreement under which the customer asks the Company to hold and manage customized products that the customer has ordered. Under this arrangement, the Company generally recognizes the revenue at the time the goods are received in its warehouse, which also represents the time that title passes to the customer.

     Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and their geographic dispersion across the United States. The Company performs periodic credit evaluations of its customers and does not require collateral. Historically, the Company has not experienced significant losses related to individual customers or groups of customers in any particular industry or geographic area. The effects of returns, discounts and other incentives are estimated and recorded at the time of shipment. Damaged or defective products may be returned to the Company for replacement or credit. An allowance is maintained at a level that management believes is sufficient to cover potential credit losses, including damaged, defective and returned products and discounts, on trade accounts receivable.

     The allowance for doubtful accounts was $404,000, $599,000 and $499,000 as of June 30, 1998, 1997 and 1996. No customer accounted for more than 10% of the Company's revenue in 1998, 1997 or 1996.

     INVENTORY

     Inventory consists of products held for resale and is valued at the lower of cost or market; cost is determined on first-in first-out and specific identification methods. Market value is determined based on replacement cost or net realizable value.

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. The cost of property and equipment held under capital leases, primarily transportation equipment, is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Depreciation of property and equipment and amortization of capitalized leasehold rights are computed using the straight-line method over the estimated useful lives of the assets. Significant repairs or betterments, which extend the useful life of an asset, are capitalized and depreciated over the assets' remaining useful lives.

     LONG-LIVED ASSETS

     It is the Company's policy to periodically review the fair market value of its business operations and assess the operating performance and cash flows of its business operations. If based on such assessment, the Company identifies situations which indicate potential impairment or negative cash flow conditions, then the Company will evaluate the net carrying value of its long-lived assets, including goodwill and intangible assets, through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts which are in excess of estimated undiscounted net future cash flows, the assets will be adjusted for impairment to a level commensurate with a discounted flow analysis of the underlying assets. Based upon its most recent assessment, the Company does not believe an impairment of long-lived assets exists at June 30, 1998.

     INTANGIBLE ASSETS

     Goodwill represents the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is amortized using the straight-line method over periods ranging from 10 to 40 years. Other intangible assets represent amounts allocated to non-compete agreements and are amortized using the straight-line method over periods ranging from three to ten years.

     DEBT ISSUANCE COSTS

     Costs associated with obtaining and implementing the Company's revolver and term debt agreements are capitalized and amortized using the effective interest rate method over the terms of the related debt agreements.

     INTERNALLY DEVELOPED SOFTWARE

     Costs related to internally developed software such as supplies and internal general and administrative salaries, except for programmers and other employees directly associated with the projects, are expensed as incurred as a component of selling, general and administrative expenses. External costs and internal programming costs related to internally developed software such as outside programmers and consultants are capitalized and expensed over the expected useful life of the software, normally three to five years.

     INCOME TAXES

     The Company accounts for income taxes following the liability method, which prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and tax net operating losses ("NOL") and tax credit carryforwards. Deferred tax expense represents the change in the deferred tax asset or liability balances. The Company periodically reviews the realizability of its deferred tax assets and, as needed, records valuation allowances when realizability of the deferred tax asset is not likely.

     NET INCOME PER SHARE

     Net income per share is presented in dual fashion - basic and diluted net income (loss) per share. Basic net income (loss) per share excludes dilution, is based on the number of shares actually outstanding, and is computed by dividing the income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The difference between the weighted-average number of common shares used for the calculation of basic net income (loss) per share and the weighted-average number of common shares used for diluted net income (loss) per share is comprised of the dilutive effect of the outstanding common stock options and common stock which would be issued upon the conversion of certain notes payable. However, the Company's warrants and a certain portion of the Company's convertible notes payable were not included in the computation of diluted net income (loss) per share as they would not have been exercised.

     The weighted average number of outstanding common shares is calculated based on the historical timing of the common stock transactions, except that the historical number of shares have been retroactively restated for any shares issued in connection with businesses acquired as pooling of interests transactions. In addition, the Company's 3.15438 for 1 stock split in March 1998 has been retroactively reflected in the Company's historical financial statements.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of Precept's financial instruments approximate the fair values of such instruments due either to the short-term nature of the instruments, the variable interest rate associated with the instruments, or the conversion features of the instruments. The Company's financial instruments include, but are not limited to, cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and long-term debt.

     EXPENSE ALLOCATION TO DISCONTINUED AND CONTINUING OPERATIONS

     The Company allocates interest expense on its borrowings to discontinued and continuing operations proportionately based on net assets of each of the respective components. Interest expense allocated to discontinued operations was $0, $150,278 and $146,743 in 1998, 1997 and 1996, respectively. General corporate administrative expenses have not been allocated to discontinued operations.

     RECLASSIFICATIONS

     Certain reclassifications, none of which affect net income, have been made to the 1997 and 1996 consolidated financial statements in order to conform to the 1998 presentation.

3. ACQUISITIONS

     During fiscal year 1998, Precept acquired 5 business products distribution companies and 4 transportation companies. All the acquisitions except for two business products distribution companies were accounted for using the purchase method of accounting. For these purchase acquisitions, the aggregate acquisition is allocated to the net assets acquired based on the fair value of such net assets. The operating results of such companies have been included in the Company's historical results of operations for all periods following the acquisition. The aggregate acquisition cost for such purchased businesses, except USTS, amounted to $3.6 million and consisted of $0.4 million in cash, funded by working capital and the Company's revolver line of credit and $3.2 million in seller notes and assumed debt.

     The most significant of these acquisitions was Precept's purchase of U.S. Transportation Systems, Inc., a publicly traded company in the transportation services industry. On March 18, 1998, Precept issued 9,612,500 shares of its Class A common stock and 1,815,000 warrants to purchase Class A common stock for a total value of $4.4 million, assumed and repaid debt of $5.3 million and incurred $1.1 million in direct acquisition costs. Precept acquired five of the operating businesses of USTS that provided chauffeured limousine, livery and long haul trucking services based in New York, Michigan, Ohio, Northern Kentucky and the Carolinas. In June 1998, Precept sold its 75% interest in the long-haul trucking business, U.S. Trucking, Inc. ("USTI") to the owners of the 25% minority interest in USTI in exchange for $0.2 million in cash and an interest bearing note receivable for $1.8 million, which note has been fully reserved. The purchase price has been preliminarily allocated as follows: $12.8 million to goodwill, $0.9 million to account receivable, $6.4 million to long-term debt, $3.7 million to accounts payable and accrued liabilities and $0.8 million to other assets.

     In fiscal year 1998, the Company issued 6,144,536 shares of its Class A common stock with an aggregate fair market value of $18.3 million at the date of acquisition in order to acquire two business products distribution companies, InfoGraphix and MBF. These acquisitions have been accounted for using the pooling of interests method of accounting. The Company's consolidated financial statements give retroactive effect to the acquisitions of such companies for all periods presented.

     The following presents the separate results from continuing operations, in each of the three periods presented, of the Company (excluding the results of InfoGraphix and MBF prior to the dates on which they were acquired) and of InfoGraphix and MBF up to the dates on which they were acquired.

                                                                    YEAR ENDED JUNE 30,
                                                    ------------------------------------------------------
                                                        1998                 1997                  1996
                                                    ------------         ------------         ------------
Revenues:
   Company (excluding InfoGraphix and MBF)          $ 85,290,642         $ 77,343,925         $ 72,431,932
   InfoGraphix                                        18,487,919           20,626,814           19,672,759
   MBF                                                19,213,227           17,991,769           19,199,134
                                                    ------------         ------------         ------------
   Company                                          $122,991,788         $115,962,508         $111,303,825
                                                    ------------         ------------         ------------
                                                    ------------         ------------         ------------
Net income (loss):
   Company (excluding InfoGraphix and MBF)          $    658,890         $    531,606         $   (265,775)
   InfoGraphix                                           331,825              388,205            1,089,838
   MBF                                                   195,098              235,980               82,958
                                                    ------------         ------------         ------------
   Company                                          $  1,185,813         $  1,155,791         $    907,021
                                                    ------------         ------------         ------------
                                                    ------------         ------------         ------------

     During fiscal year 1997, the Company completed the purchase of certain assets of two business forms distributors for a total of $0.9 million plus up to $6.3 million of contingent consideration based on the subsequent operating results over a five year period for one of the businesses acquired. The acquisitions were accounted for using the purchase method of accounting with the majority of the purchase price attributable to accounts receivable, inventory, equipment and goodwill. The transactions generated $0.3 million of goodwill in fiscal year 1997. Approximately $0.1 million of the contingent consideration was earned during 1997.

     During fiscal year 1996, the Company acquired the assets of two business forms distributors for a total of $3.0 million plus up to $3.5 million of contingent consideration based on the subsequent operating results of the businesses for an agreed upon amount of time. The acquisitions were accounted for using the purchase method of accounting. Approximately $0.2 million, $0.3 million and $0.1 million of the contingent consideration were earned during fiscal years 1998, 1997 and 1996, respectively. As of June 30, 1998, no additional contingent consideration related to one of the businesses acquired is required since Precept entered into an agreement whereby all rights to any additional contingent consideration were terminated in exchange for a one time payment of $0.2 million in fiscal year 1997.

     The following table summarized the consideration for the purchase acquisitions completed and the fair value of the assets acquired.


                                                                                 YEAR ENDED JUNE 30,
                                                                   ------------------------------------------
Purchase consideration:                                                 1998            1997         1996
                                                                   ------------     ----------   ------------
   Cash paid . . . . . . . . . . . . . . . . . . . . .             $  5,735,000     $  908,000   $  3,056,000
   Amounts due sellers of acquired businesses. . . . .                1,168,000              -              -
   Stock and warrants issued . . . . . . . . . . . . .                4,318,000              -              -
   Liabilities assumed . . . . . . . . . . . . . . . .                3,911,000              -              -
   Other . . . . . . . . . . . . . . . . . . . . . . .                   60,000              -              -
                                                                   ------------     ----------   ------------
Fair value of net assets acquired. . . . . . . . . . .            $  15,192,000     $  908,000   $  3,056,000
                                                                   ------------     ----------   ------------
                                                                   ------------     ----------   ------------


Allocation of fair value of net assets acquired:
   Goodwill and intangible assets. . . . . . . . . . .            $  15,154,000     $  274,000   $  2,762,000
   Accounts receivable . . . . . . . . . . . . . . . .                  878,000        400,000              -
   Property and equipment. . . . . . . . . . . . . . .                2,441,000              -              -
   Inventory and other, net. . . . . . . . . . . . . .               (3,281,000)       234,000        294,000
                                                                   ------------     ----------   ------------
                                                                  $  15,192,000     $  908,000   $  3,056,000
                                                                   ------------     ----------   ------------
                                                                   ------------     ----------   ------------

     The following table presents the pro forma results of continuing operations as if all the acquisitions described above had occurred at the beginning of each year presented. Pro forma adjustments reflect additional amortization expense since the fair value of the assets acquired is amortized for a full year. Pro forma adjustments also reflect additional interest expense due to the related debt being outstanding for a full year. The income tax effect of the pro forma adjustments has also been reflected.
These pro forma results are presented for comparative purposes only and do not purport to be indicative of what would have occurred had the businesses actually been acquired as of those dates or of results which may occur in the future.

                                                                      YEAR ENDED JUNE 30,
                                                    -----------------------------------------------------
                                                       1998                 1997                 1996
                                                    ------------       -------------        -------------
   Total revenues. . . . . . . . . . . . . .        $133,565,318        $136,060,668        $141,590,000

   Income before income taxes. . . . . . . .        $  2,975,263        $  4,649,734        $  3,383,000

   Net income. . . . . . . . . . . . . . . .        $  1,785,158        $  2,708,879        $  1,949,000

   Basic and diluted net income per share. .        $       0.03        $       0.05        $       0.05

     During the first quarter of fiscal year 1999, Precept has acquired four business products distribution companies. Aggregate consideration for these transactions amounted to $21.0 million, paid $7.8 million in cash, $1.4 million in seller notes, 5.3 million shares of common stock with a market value of $11.7 million and $0.1 million in debt assumed. Assets with a preliminary aggregate fair value of $21.0 million were acquired with a preliminary allocation as follows: $15.9 million to goodwill and intangible assets, $4.0 million to accounts receivable, $1.5 million to inventory and $0.4 million (net) to other liabilities.

     If these acquisitions had been completed at the beginning of fiscal year 1998, the pro forma results of continuing operations would have been as shown below. Pro forma adjustments have been recorded for amortization, interest and income taxes.

                                                          Year ended
                                                        June 30, 1998
                                                        -------------
     Total revenues. . . . . . . . . . . . . . . . .    $  167,900,000

     Income before income taxes. . . . . . . . . . .      $  5,550,000

     Net income. . . . . . . . . . . . . . . . . . .      $  3,335,000

     Basic and diluted net income per share. . . . .           $  0.06

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                                 JUNE 30,
                                                                      ------------------------------
                                               ESTIMATED LIVES           1998                 1997
                                               ---------------        ----------           ---------
   Land                                                              $   411,000         $    61,000
   Buildings                                    15 to 40 years         1,670,926           1,654,390
   Leasehold improvements                        1 to 10 years           455,118             439,216
   Equipment and vehicles                         3 to 5 years         7,020,965           4,062,933
   Capitalized leasehold rights                   3 to 5 years         1,353,279             784,931
                                                                     -----------         -----------
                                                                      10,911,288           7,002,470
   Accumulated depreciation and amortization                           5,159,801           3,453,269
                                                                     -----------         -----------
                                                                     $ 5,751,487         $ 3,549,201
                                                                     -----------         -----------
                                                                     -----------         -----------

5. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                                 JUNE 30,
                                                                   ---------------------------------
                                                                        1998                 1997
                                                                   -------------        ------------
     Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . .   $  23,510,689        $  8,704,812
     Non-compete agreements. . . . . . . . . . . . . . . . . . .       1,200,659             810,659
                                                                   -------------        ------------
                                                                      24,711,348           9,515,471
     Accumulated amortization. . . . . . . . . . . . . . . . . .       5,153,298           4,475,565
                                                                   -------------        ------------
                                                                   $  19,558,050        $  5,039,906
                                                                   -------------        ------------
                                                                   -------------        ------------

6. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                    JUNE 30,
                                                                   ----------------------------------
                                                                         1998                1997
                                                                   --------------       -------------
     Revolving line of credit. . . . . . . . . . . . . . . . . .   $  15,965,478        $  6,275,000
     Note payable and long-term liability to shareholder . . . .         813,803                   -
     Convertible notes payable to sellers. . . . . . . . . . . .       2,114,435                   -
     Mortgage and equipment notes payable. . . . . . . . . . . .         317,813             284,849
     Capitalized lease obligations . . . . . . . . . . . . . . .         960,261             702,289
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,334,443             801,850
                                                                   --------------       -------------
     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21,506,233           8,063,988
     Less current portion due within one year. . . . . . . . . .       1,421,477             243,215
                                                                   --------------       -------------
     Long-term debt. . . . . . . . . . . . . . . . . . . . . . .   $  20,084,756        $  7,820,773
                                                                   --------------       -------------
                                                                   --------------       -------------

     REVOLVING LINE OF CREDIT

     The Company's revolving line of credit with its bank has $25.0 million available for borrowing by the Company for working capital and acquisition needs. The line of credit bears interest at prime, 8.5% at June 30, 1998, or at LIBOR plus a maximum margin of 2.75%. The margin rate may be lower based on the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). As of June 30, 1998, the margin was 2.5%. The revolving line of credit includes restrictions as to the current ratios and debt service coverage as well as borrowing restrictions based upon accounts receivable, inventory and property and equipment. The line of credit is secured by substantially all of the assets of the continuing operations of the Company. The revolving line of credit is due and payable on September 30, 2001.

     NOTE PAYABLE AND LONG- TERM LIABILITY TO SHAREHOLDER

     The note payable to shareholder is unsecured, bears interest at 8.5% and is payable in monthly installments of $32,378 through fiscal year 1999. The long-term liability to shareholder is a non-interest bearing separation obligation to a current shareholder and former director of the Company which is payable at $21,075 monthly through March 2001.

     CONVERTIBLE NOTES PAYABLE TO SELLERS

     The convertible notes payable are unsecured, bear interest at rates from 6.75% to 8.5% and require annual payments ranging from $47,025 to $288,650 through October 2002. The notes may be converted at the sellers' options into shares of the Company's Class A common stock at either the current market value of the stock or the price of the stock when the Company became publicly traded.

     MORTGAGE AND EQUIPMENT NOTES PAYABLE

     These notes are secured and bear interest at rates from 7% to 11.75% and require annual payments ranging from $6,000 to $88,000 over the terms of the notes. Land, building and equipment with a net book value of $2,076,521 at June 30, 1998 are pledged as collateral for the notes.

     CAPITALIZED LEASE OBLIGATIONS

     Future minimum lease payments under the capital leases are as follows:
$360,225 in 1999, $296,165 in 2000, $254,276 in 2001, $45,798 in 2002, $3,797
in 2003 and none thereafter. Such amounts exclude payments for interest of $211,561. Capitalized leasehold rights with a net book value of $872,940 at June 30, 1998 are pledged as collateral under the lease agreements.

     OTHER

     Other long-term debt includes a note payable incurred in connection with a stadium suite owned by the Company. The note accrues interest at 9% a year and is paid $60,000 annually.

7. INCOME TAXES

     The provision (benefit) for federal and state income taxes attributable to continuing operations consists of the following:

                                                                                    YEAR ENDED JUNE 30,
                                                                      -----------------------------------------
                                                                         1998            1997            1996
                                                                      ----------      ----------      ---------
     Current . . . . . . . . . . . . . . . . . . . . . . . .          $  686,275      $  988,826      $ 546,501
     Deferred. . . . . . . . . . . . . . . . . . . . . . . .             104,269        (160,728)      (529,668)
                                                                      ----------      ----------      --------
                                                                      $  790,544      $  828,098      $  16,833
                                                                      ----------      ----------      ---------
                                                                      ----------      ----------      ---------

     The provision for income taxes from continuing operations varies from the statutory federal income tax rate as a result of the following:

                                                                                  YEAR ENDED JUNE 30,
                                                                      ----------------------------------------
                                                                          1998            1997           1996
                                                                      ----------     ----------     ----------
     Statutory income tax expense at statutory rate. . . . .          $  671,961     $  674,522     $  356,034
     State income tax expense, less federal benefit. . . . .              98,864        119,033         62,830
     Expenses treated differently for book and tax
        reporting purposes . . . . . . . . . . . . . . . . .             221,217        233,589
     Other - primarily pro forma difference
        between income taxes on S and C
        corporations for an acquired subsidiary. . . . . . .            (201,498)      (199,046)      (402,031)
                                                                      ----------     ----------      ---------
     Income tax provision. . . . . . . . . . . . . . . . . .          $  790,544     $  828,098      $  16,833
                                                                      ----------     ----------      ---------
                                                                      ----------     ----------      ---------

     One of the Company's acquired subsidiaries was an S corporation, an entity which is not subject to federal income tax. If the operating results of such entity were subject to federal income tax then, on a pro forma basis, the Company's net income (loss) would have been $939,638, $(2,916,880) and $472,082, and the Company's diluted net income (loss) per share would have been $0.02, $(0.07), and $0.01, respectively, for each of the years in the three year period ended June 30, 1998.

     During fiscal year 1996, the Company received a federal income tax refund related to physical inventory adjustments that pertained to years when the Company was a subsidiary of ACS. Under the Company's tax sharing agreement with ACS, the benefit of $0.6 million accrued to the company. At the time of spin-off of the Company from ACS on June 30, 1994, the assets and liabilities of Precept were recorded through a capital contribution equal to the net book value of the assets and liabilities of Precept. Therefore, this refund has been credited directly to paid-in capital as it results form periods prior to the formation of the Company and would have affected paid-in capital if it were known at June 30, 1994.

     Temporary tax differences affected and categorized by financial statement line item are as follows:

                                                      JUNE 30,
                                               -----------------------
                                                  1998         1997
                                               ----------   ----------
   Deferred tax assets:
      Accrued expenses . . . . . . . . . . .   $  981,150   $1,318,401
      Asset book/tax basis difference. . . .    1,257,758      943,344
      Accrued compensation . . . . . . . . .        -           81,432
                                               ----------   ----------
         Total deferred tax assets . . . . .    2,238,908    2,343,177
   Valuation allowance . . . . . . . . . . .     (637,272)    (637,272)
                                               ----------   ----------
                                               $1,601,636   $1,705,905
                                               ----------   ----------
                                               ----------   ----------

8.   EMPLOYEE BENEFIT PLANS

     Precept maintains a 401(k) plan that is available to qualified employees meeting certain eligibility requirements. Participants may contribute up to 15% of their compensation. On a discretionary basis, the Company may match up to 6% of the participants' compensation. For the Company's primary plan, the Company made no contributions in 1998, 1997 and 1996. Certain subsidiaries of the Company have, or had prior to acquisition, 401(k) plans that allow for voluntary pre-tax contributions by the employees and a matching contribution by the subsidiaries. For these plans, the subsidiaries made contributions of $67,069, $35,147 and $13,750 in 1998, 1997 and 1996,
respectively.

9.   SHAREHOLDERS' EQUITY

     STOCK SPLIT

     In March 1998, the Company's board of directors approved a 3.15438 for 1 stock split for the Class A and Class B common stock. The financial statements of the Company have been retroactively restated to reflect this stock split.

     CLASS B COMMON STOCK

     All the outstanding shares of Class B common stock are held by the majority shareholder of the Company, who is also a director of the Company and the Chairman and director of an affiliated company, ACS. The shares of Class B common stock are convertible into Class A common stock at a one for one conversion ratio at the option of the Class B shareholder. The shares of Class B common stock have the right to ten votes per share for any matter to be voted on by the Company's shareholders.

     WARRANTS

     Warrants to purchase 1,815,000 shares of common stock were issued by Precept to replace USTS warrants previously outstanding. Each warrant allows the holder to purchase one share of the Company's class A common stock at a price of $3.82 per share. The warrants expire on August 26, 1999. Such warrants are redeemable by the Company at $0.01 per share if the daily closing price of the Company's Class A common stock remains above $5.165 for at least ten consecutive days.

     1998 STOCK INCENTIVE PLAN

     In February 1998, the Company adopted the 1998 Stock Incentive Plan ("1998 Plan"). The plan authorized the grant of up to 6,000,000 shares of the Company's Class A common stock in the form of non-qualified stock options. Generally, options granted vest over a five-year period. The vesting period may be modified at the time of grant by the administrator.
The term of the options is at the discretion of the administrator, but not to exceed ten years. In April 1998, three outside directors received options to purchase 100,000 shares of Class A common stock at the fair market value of $3.875 on the date of the grant.

     1996 STOCK OPTION PLAN

     In December 1996, the Company adopted the 1996 Stock Option Plan ("1996 Plan"). The plan authorizes the grant of up to 4,100,694 shares of the Company's Class A common stock in the form of non-qualified stock options. Generally, options granted vest on a pro-rata basis over a five-year period, although the vesting period may be modified at the time of grant by the administrator of the plan. The term of the options granted is at the discretion of the administrator, but not to exceed ten years. During January 1997, 3,768,853 options were granted with immediate vesting, and exercised for one share each of common stock at an exercise price of $0.063 per share. In April 1997, 324,901 options were granted, with immediate vesting, and an exercise price of $0.063 per share. These options remained outstanding as of June 30, 1998 and are not exercisable until certain provisions of the grant are met. In conjunction with the adoption of the 1998 Plan, the Company's board of directors decided that there would be no further grants of options under the 1996 Plan.

     RIGHT TO PURCHASE SHARES OF CLASS A COMMON STOCK

     On February 2, 1998, the Company's board of directors declared a dividend of one common share purchase right (a "Right") for each outstanding share of Precept's common stock. The dividend was made February 9, 1998 to the shareholders of record at the close of business on that date. Each Right entitles the registered holder to purchaser from Precept one share of Precept Class A common stock at a price of $50.00, subject to adjustment. Class A common stock issued after such dividend also incorporates such Right. The terms of the Rights have been designed to provide the holders of the rights with anti-takeover defenses. As of June 30, 1998, no Rights have been exercised.

     The remaining authorized, but unissued, shares of Class A common stock are reserved for issuance for stock options, warrants and Rights.

     CAPITAL TRANSACTIONS WITH SHAREHOLDER OF ACQUIRED SUBSIDIARY

     In 1997 and 1996, one of the Company's acquired subsidiaries, which was an S coporation, distributed dividends to the former shareholder of the subsidiary. In addition, the retained earnings of such subsidiary at the date of acquisition have been recorded as a contribution to paid in capital as the shareholder of such S corporation is deemed to have distributed such earnings to himself and subsequently contributed such amount as paid in capital.

10.  COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS

     The Company is obligated under non-cancelable operating leases for office space, warehouse space and equipment which expire at various times through 2007. Annual minimum lease commitments under these leases amount to $2.2 million in 1999, $1.9 million in 2000, $1.4 million in 2001, $0.4
million in 2002, $0.2 million in 2003 and $0.9 million thereafter.   Total
rent expense amounted to $2.6 million, $2.9 million and $2.4 million in 1998, 1997 and 1996, respectively.

     LITIGATION - JOHN ALDEN LIFE INSURANCE CO.

     On January 25, 1996, Precept filed a collection action against John Alden Life Insurance Co. ("Alden"), currently pending in the United States District Court for the Southern District of Florida, for approximately $0.4 million in past due invoices. Alden has denied that it received any products and has refused to pay Precept on that basis. Alden and its affiliate, John Alden Systems Corp. ("Alden Systems") have asserted a counterclaim against Precept alleging that a Precept employee participated with an Alden employee in a plan to falsify sales to Alden. Alden is seeking approximately $9.0 million in damages. Precept intends to pursue the claims asserted in its collection action, believes that it has meritorious defenses to the above allegations and plans to vigorously defend against them.

     OTHER LITIGATION AND CLAIMS

     In addition to the foregoing, Precept is subject to certain other legal proceedings, claims, and disputes which arise in the ordinary course of business. While Precept has no reason to believe that the effects of any pending claims are material, there can be no assurance that such the effect of such claims, if adversely determined, will not have a material adverse effect on the business, financial condition, results of operations or liquidity of Precept.

11.  SEGMENT INFORMATION

     The Company operates principally in the business products and transportation industry segments. Operations in the business products segment involves arranging for the manufacture, storage and distribution of business forms, computer supplies, advertising information and other related business products for mid- to large- sized corporate customers. Operations in the transportation segment primarily involve chauffeured limousine, livery and courier services. Total revenue by industry includes both sales to unaffiliated customers, as reported in the Company's consolidated statements of operations, and intersegment sales, which are eliminated in the Company's consolidated financial statements. Intersegment sales included in operating profits below were $20,075, $25,028 and $35,735 for the business products segment and $177,723, $220,363 and $230,165 in the transportation services segment for the years ended June 30, 1998, 1997 and 1996, respectively.

     In computing operating income (loss), none of the following items have been added or deducted: general corporate expenses (these expenses were included in the computation of Corporate and Other operating income (loss)), interest expense, income taxes and loss from discontinued operations. Depreciation expense and capital expenditures for each fiscal year by segment are shown below. Identifiable assets by industry segment are those assets that are used in the Company's operations in each industry. Corporate assets are principally certain investments and net assets of discontinued operations.

     Segment data as of and for the years ended June 30 are as follows:

                                                              YEAR ENDED JUNE 30,
                                                   ------------------------------------------
                                                       1998           1997           1996
                                                   ------------   ------------   ------------
    Operating income:
      Business products. . . . . . . . . . . . .   $  3,893,954   $  2,428,637   $  1,852,064
      Transportation . . . . . . . . . . . . . .        315,572       (116,271)        88,582
      Other and corporate. . . . . . . . . . . .       (296,629)       289,273        (87,943)
                                                   ------------   ------------   ------------
         Total operating income. . . . . . . . .   $  3,912,897   $  2,601,639   $  1,852,703
                                                   ------------   ------------   ------------
                                                   ------------   ------------   ------------
   Depreciation and amortization:
      Business products. . . . . . . . . . . . .   $  1,387,548   $  1,336,099   $  1,286,964
      Transportation . . . . . . . . . . . . . .        412,194        414,717        316,611
      Other and corporate. . . . . . . . . . . .         21,192         36,808         72,958
                                                   ------------   ------------   ------------
         Total depreciation and amortization . .   $  1,820,934   $  1,787,624   $  1,676,533
                                                   ------------   ------------   ------------
                                                   ------------   ------------   ------------

                                                              YEAR ENDED JUNE 30,
                                                   ------------------------------------------
                                                       1998           1997           1996
                                                   ------------   ------------   ------------
    Capital expenditures:
      Business products. . . . . . . . . . . . .   $    184,495   $  1,804,146   $  1,178,781
      Transportation . . . . . . . . . . . . . .        673,218         77,950              -
      Other and corporate. . . . . . . . . . . .              -              -              -
                                                   ------------   ------------   ------------
         Total capital expenditures. . . . . . .   $    857,713   $  1,882,096   $  1,178,781
                                                   ------------   ------------   ------------
                                                   ------------   ------------   ------------

   Identifiable assets:
      Business products. . . . . . . . . . . . .   $ 37,978,428   $ 31,034,819   $ 29,239,629
      Transportation . . . . . . . . . . . . . .     15,944,523      1,247,953      2,488,849
      Other and corporate. . . . . . . . . . . .      2,563,653      5,008,774      8,011,130
                                                   ------------   ------------   ------------
         Total identifiable assets . . . . . . .   $ 56,486,604   $ 37,291,546   $ 39,739,608
                                                   ------------   ------------   ------------
                                                   ------------   ------------   ------------

12.  DISCONTINUED OPERATIONS

     In February 1997, the Company decided to reduce its investment in Builders and to sell the majority of the assets of Holdings, the two subsidiaries that performed real estate and related construction activities.

     The company owned 810 shares of Builders' common stock, making it an 81% shareholder of Builders. Effective March 31, 1997, the Company obtained additional 1,000 shares, increasing its ownership to 90.5%, in exchange for a contribution of capital of approximately $2.3 million. During 1998, Builders sold 100,000 shares to the majority shareholder of the Company, diluting the Company's ownership percentage to 1.8%. Consequently, the Company recorded the net assets of Builders at the estimated expected value remaining at the disposal date, which is zero.

     During fiscal year 1998, the Company disposed of the majority of the assets of Holdings. These assets included one condominium, a ranch, land and building, and an investment in a restaurant. The condominium, land and building and investment were sold to the majority shareholder of the Company during fiscal year 1998 and the first quarter of fiscal year 1999. The sales prices were equal to the carrying value of the assets at June 30, 1997 and the assets were sold for cash. The ranch was also sold for cash during fiscal year 1998 to a company owned by the majority shareholder, the chief executive officer and the chief operating officer of Precept.

     Following is a summary of the net assets and results of operations of the two entities, which have been reported as discontinued operations for all periods presented in the consolidated balance sheets and the consolidated statements of operations. The net assets of the discontinued operations as of June 30, 1998 and 1997, exclude amounts related to Builders, as described above.

                                                            JUNE 30,
                                                    -------------------------
                                                        1998          1997
                                                    -----------   -----------
   Accounts receivable  and unbilled work. . . .    $         -   $    66,055
   Other current assets. . . . . . . . . . . . .              -        34,907
   Land, property and equipment, net . . . . . .      1,115,125     3,988,007
                                                    -----------   -----------
      Total assets . . . . . . . . . . . . . . .      1,115,125     4,088,969
   Accounts payable and other accrued expenses                -       525,286
   Non-current liabilities . . . . . . . . . . .              -         3,437
                                                    -----------   -----------
      Net assets of discontinued operations. . .    $ 1,115,125   $ 3,560,246
                                                    -----------   -----------
                                                    -----------   -----------

                                                             YEAR ENDED JUNE 30,
                                                --------------------------------------------
                                                    1998            1997            1996
                                                ----------     ------------    -------------
   Revenue . . . . . . . . . . . . . . . . .    $  127,279     $ 82,661,862    $  39,341,903
   Costs and expenses. . . . . . . . . . . .       940,806       86,002,973       39,443,119
   Loss from disposal. . . . . . . . . . . .             -         (497,971)               -
                                                ----------     ------------    -------------
   Loss before income taxes. . . . . . . . .      (813,527)      (3,839,082)        (101,216)
   Income tax benefit. . . . . . . . . . . .      (346,135)               -          (36,822)
                                                ----------     ------------    -------------
   Net loss from discontinued operations . .    $ (467,392)    $ (3,839,042)      $  (64,394)
                                                ----------     ------------    -------------
                                                ----------     ------------    -------------

     A federal net operating loss ("NOL") carryforward of $2.9 million was generated by discontinued operations during fiscal 1997. A deferred tax asset of $1.4 million attributable to discontinued operations, most of which is applicable to this NOL have been fully reserved with a valuation allowance due to the uncertainty of the use of the asset to offset future taxable income of discontinued operations.

13.  TRANSACTIONS WITH AFFILIATES AND SHAREHOLDERS

     SPIN-OFF FROM AFFILIATED COMPUTER SERVICES

     On June 30, 1994, the businesses of the Company were merged and the Company's common stock was distributed on a pro rata basis to the shareholders of the Company's former parent, Affiliated Computer Services ("ACS"). The financial statements of the Company at the time of the spin-off reflected the financial position and results of the combined businesses on a historical cost basis. As a result of the spin-off from ACS, Precept and ACS entered into a Reciprocal Services Agreement ("Services Agreement"), as discussed below.

     SERVICES AGREEMENT WITH ACS

     Under terms of the Services Agreement, Precept will sell business forms and supplies and provide courier and administrative services at prices that result in an average gross margin of 30% (20% gross margin prior to June 30, 1997). Revenues for services provided to ACS under this agreement were $4.3 million, $5.4 million and $6.0 million in 1998, 1997 and 1996, respectively. Amounts due from ACS were $1.1 million and $0.5 million at June 30, 1998 and 1997, respectively. In addition, the Company purchases certain general and administrative services, including data processing, from ACS. Except for the rental of office space and data processing support for its courier business, Precept discontinued purchasing such services in the fourth quarter of fiscal year 1998. Precept incurred expenses of $0.3 million, $0.4 million and $0.3 million from ACS for these services in 1998, 1997 and 1996, respectively.

     LINKED SALES ARRANGEMENT WITH ACS SHAREHOLDERS

     In connection with the spin-off from ACS, shareholders of ACS receiving shares of Precept agreed to a "linked sales" arrangement for a two year period commencing June 30, 1994 and ending June 30, 1996. Under the arrangement, a selling shareholder of ACS stock was required to sell an equal number of shares of stock in the Company at approximately the same time. To accommodate the selling shareholders, if a third-party purchaser was not available, the company agreed to purchase its shares at $0.40 per share, which amount was payable at the end of 15 years without interest. Common stock acquired under these arrangements was classified as treasury stock with the offsetting obligation reflected in long-term debt. The treasury stock and related debt are carried at this redemption price in these financial statements. During 1996 and 1995, the Company repurchased 306,448 and 172,396 shares for $122,406 and $68,863, respectively, which is classified as a reduction of shareholders' equity.

     LOANS TO CERTAIN EXECUTIVES

     During the fiscal year ended June 30, 1996, the Company loaned certain senior executives $0.8 million to be used exclusively to purchase the Company's stock from selling shareholders. The shareholder notes were paid down to $0.6 million as of June 30, 1997 and were fully repaid in fiscal year ended June 30, 1998.

     In conjunction with the purchase of Class A common stock and with the exercise of stock options under the Company's stock option plan, a note receivable, with recourse, was issued by the Company for the purchase of the Company's stock by certain executives. As of June 30, 1997, such shareholder notes were classified as a reduction of shareholders' equity. Such shareholder notes were repaid during the fiscal year ended June 30, 1998.

     CLASS B COMMON STOCK

     Precept's Class B common stock is held exclusively by the major shareholder and is entitled to vote at 10 votes for each share held. Class A common stock receives one vote on matters subject to a vote of the shareholders. During fiscal year 1998, the major shareholder converted 5,957,997 shares of Class B common stock into an equal number of shares of Class A common stock.

     SALE OF LAND, BUILDING AND INVESTMENT IN RESTAURANT

     During September 1998, Precept completed the sale of land and building and its investment in a restaurant business to its majority shareholder for $1.1 million in cash. The property and equipment for such operations were classified as net assets of discontinued operations at June 30, 1998.

     LEASE OF RANCH

     Precept is party to a five year lease for a limited use of a ranch which is owned by a company controlled by the Company's majority shareholder, chief executive officer and chief operating officer. This ranch was previously owned by Precept and was sold to this company in November 1997 for $1,200,000. Precept is liable for variable monthly lease payments of approximately $10,000 during the lease term.

     PROXIES

     The majority shareholder has entered into proxies with the chief executive and the chief operating officer of the Company whereby the majority shareholder controls the votes that may be cast with shares owned by the two officers. Such proxies continue until the majority shareholder's death or his disability, whichever event occurs first.

     TRANSACTIONS WITH FORMER DIRECTOR AND USTS FORMER CHAIRMAN

      Subsequent to the USTS acquisition, ,Precept entered into a separation agreement and general release with USTS' former chairman that included his resignation from Precept's board of directors in exchange for monthly payments of $21,075 through March 2001. In July 1998, Precept sold the owned and leased buses of one of its businesses to USTS' former chairman in exchange for a reduction of $0.6 million in Precept's note payable to him. These events were considered in the allocation of the purchase price from the acquisition of USTS.

14.  SUBSEQUENT EVENTS

     ACQUISITIONS

     As discussed more fully in Note 3, Precept has completed four acquisitions of businesses since June 30, 1998.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     This item is not applicable as there were no changes in or disagreements with the Company's independent auditors on accounting and financial disclosures for the period covered by this Form 10-K.

ITEM 10--DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

     This item is incorporated by reference from the Company's 1998 Proxy.

ITEM 11--EXECUTIVE COMPENSATION

     This item is incorporated by reference from the Company's 1998 Proxy.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This item is incorporated by reference from the Company's 1998 Proxy.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This item is incorporated by reference from the Company's 1998 Proxy.

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Item 14(a) The following documents are filed as part of this Annual Report on Form 10-K.

               1. Consolidated Financial Statements: The financial statements listed in the accompanying Index to Consolidated Financial
                    Statements are filed as part of this annual report. See pages 27 to 46
               2.   Financial Statement Schedule--not applicable.
               3. Exhibits: The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report. See page 48 to 49.

Item 14(b)     Reports on Form 8-K

                    On April 28, 1998, the Company filed a report on Form 8-K in connection with its acquisition of all of the issued and outstanding stock of InfoGraphix, Inc.

                    On July 6, 1998, the Company filed a report on Form 8-K in connection with its acquisition of all of the issued and outstanding stock of MBF Corporation, a Louisiana corporation.

                    On September 18, 1998, the Company filed a report on Form
               8-K in connection with its acquisition of Creative, a Maine corporation.

                    On September 25, 1998, the Company filed a report on Form
               8-K in connection with its acquisition of Southern Systems
               Business Forms & Data Supplies Inc., a South Carolina corporation.

Item 14(c)     Exhibits required by Item 601 of Regulation S-K

                               INDEX TO EXHIBITS

2.1   Agreement and Plan of Reorganization dated as of November 16, 1997 by and among U.S. Transportation Systems, Inc., Precept Investors,
      Inc., and Precept Acquisition Company, L.L.C. (1)
2.2   USTS Plan of Liquidation and Dissolution (1)
2.3   Stock Purchase Agreement by and among Precept Business Products,
      Inc., Precept Business Services, Inc., InfoGraphix, Inc. and James
      Gorin (3)
2.4   Stock Purchase Agreement dated as of June 13, 1998 by and among the
      Company, Precept Business Products, Inc., MBF Corporation, and J.D.
      Greco (4)
2.5   Agreement and Plan of Merger dated as of September 1, 1998 by and among the Company, Creative Acquisition Corp., Creative, Edward
      Curtis and Robert Bazinet (5)
2.6   Agreement and Plan of Merger dated as of August 26, 1998 by and among the Company, Precept Acquisition Corp., Southern Systems
      Business Forms & Data Supplies, Inc., a South Carolina corporation
      ("Southern") and each of the shareholders of Southern (6)
3.1   Amended and Restated Articles of Incorporation (1)
3.2   Bylaws (1)
3.1   Warrant Agent Agreement (1)
3.2   Form of Precept Class A Warrant Certificate (1)
3.3   Form of Precept Class A Common Stock Certificate (1)
3.4   Form of Rights Agreement between Precept and Continental Stock
      Transfer & Trust Co. (1)
3.5   Form of Irrevocable Proxy granted to Darwin Deason by various
      Precept Investors shareholders (1)
10.1  Form of Registration Rights Agreement by and among Precept
      Investors, Inc., Michael Margolies, and The Margolies Family Trust
      (1)
10.2  Form of Employment Agreement by and between Precept Investors, Inc., and Michael Margolies (1)
10.3  Form of Employment Agreement by and between Precept Investors, Inc.
      and Ron Sorci (1)
10.4  Reciprocal Services Agreement (as amended), dated June 30, 1994, between Precept and ACS (1)
10.5  First Amendment to Reciprocal Services Agreement, dated May 1, 1998, between Precept and ACS (7)
10.6  Form of Directors Indemnification Agreement (1)
10.7  Precept 1996 Stock Option Plan (1)
10.8  Precept 1998 Stock Incentive Plan (1)
10.9  Credit Agreement and Line of Credit Note, dated as of July 1, 1997, between Precept Investors, Inc. and Wells Fargo Bank (Texas),
      National Association (1)
10.10 First Amended and Restated Credit Agreement and Line of Credit Note,
      dated March 20, 1998, between Precept Business Services, Inc. and
      Wells Fargo Bank (Texas), National Association (2)
10.11 Separation Agreement and General Release, dated July 20, 1998, by and among Precept Business Services, Inc. and Michael Margolies (7)
13    Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1998 expressly incorporated by reference herein
21    Precept Subsidiaries
23.1  Consent of Ernst & Young LLP (7)
27    Financial Data Schedule (7)

--------------------------------------------------------------------------------

(1) Previously filed as an exhibit to the Company's registration statement on Form S-4 (file no. 333-42689) and incorporated herein by reference
(2) Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended December 31, 1997
(3)   Previously filed as an exhibit to the Company's Form 8-K dated April
      28, 1998
(4)   Previously filed as an exhibit to the Company's Form 8-K dated July
      6, 1998
(5) Previously filed as an exhibit to the Company's Form 8-K filed September 18, 1998
(6) Previously filed as an exhibit to the Company's Form 8-K filed September 25, 1998
(7)   Filed herewith


Item 14(d) Financial statement schedules required by Regulation S-X - not applicable.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of September 25, 1998.

PRECEPT BUSINESS SERVICES, INC.


/s/ David L. Neely
------------------------------------
David L. Neely
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below as of September 25, 1998 by the following persons on behalf of the registrants and in the capacities indicated.

/s/ Douglas R. Deason                  /s/ Darwin Deason
-------------------------------------  --------------------------------------
Douglas R. Deason                      Darwin Deason
President, Chief Operating Officer     Director,

/s/ Layne A. Deutscher                 /s/ J. Livingston Kosberg
-------------------------------------  --------------------------------------
Layne A. Deutscher                     J. Livingston Kosberg
Director                               Director

/s/ Sheldon I. Stein                   /s/ Robert Blackman
-------------------------------------  --------------------------------------
Sheldon I. Stein                       Robert Blackman
Director                               Director

/s/ William W. Solomon, Jr.
-------------------------------------
William W. Solomon, Jr.
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)