Form 10-Q
period 1998-09-30
PRECEPT BUSINESS SERVICES INC
filed 1998-11-13
CIK 1051285

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of November 12, 1998, there were 55,064,764 outstanding shares of Class A Common Stock, 4,145,000 outstanding shares of Class B Common Stock and 2,337,500 outstanding warrants to purchase shares of Class A Common Stock.

===============================================================================

                         PRECEPT BUSINESS SERVICES, INC.

                               INDEX TO FORM 10-Q


DESCRIPTION                                                                          PAGE
-----------                                                                          ----
PART I      FINANCIAL INFORMATION

Item 1      Financial statements..................................................      3

Item 2      Management's discussion and analysis of financial
              condition and results of operations.................................     14

PART II     OTHER INFORMATION

Item 1      Legal proceedings.....................................................     22

Item 2      Changes in securities and use of proceeds.............................     22

Item 3      Defaults by the company on its senior securities......................     22

Item 4      Results of votes of holders...........................................     22

Item 5      Other information.....................................................     22

Item 6      Exhibits..............................................................     23

            Signatures............................................................     24


                         PRECEPT BUSINESS SERVICES, INC.

                                     PART I

                         ITEM I - FINANCIAL INFORMATION

                         PRECEPT BUSINESS SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                               September 30,       June 30,
                                                                                   1998             1998
                                                                               -------------    -------------
                                                  ASSETS
Current assets:
   Cash and cash equivalents.............................................     $   2,423,343     $   2,291,303
   Trade accounts receivable, net of $410,000 and $404,000
       allowance for doubtful accounts, respectively.....................        19,005,109        15,595,234
   Accounts receivable from affiliates...................................         1,133,011         1,186,908
   Other accounts receivable.............................................         2,117,529         1,609,529
   Inventory.............................................................         6,390,981         5,133,484
   Other current assets..................................................         1,504,924           805,151
   Deferred income taxes                                                            680,344           499,264
   Net assets of discontinued operations.................................             -             1,115,125
                                                                              -------------     -------------
       Total current assets..............................................        33,255,241        28,235,998

Property and equipment, net..............................................         6,205,384         5,751,487
Intangible assets, net...................................................        32,610,307        19,558,050
Deferred income taxes....................................................         1,109,976         1,102,372
Other assets.............................................................         2,440,667         1,838,697
                                                                              -------------     -------------
           Total assets..................................................     $  75,621,575     $  56,486,604
                                                                              =============     =============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable................................................     $   9,345,512     $   5,844,671
   Accrued compensation.................................................          1,988,067         1,943,964
   Other accounts payable and accrued expenses...........................         4,892,186         5,189,268
   Current portion of long-term debt.....................................         1,471,236         1,421,477
                                                                              -------------     -------------
       Total current liabilities.........................................        17,697,001        14,399,380

Long-term debt...........................................................        25,866,998        20,084,756
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $1.00 par value; 3,000,000 authorized shares, none
       issued............................................................             -                 -
   Class A common stock, $0.01 par value; 100,000,000 authorized shares and 53,191,429 and 48,090,880 issued shares,
       respectively......................................................           531,914           480,909
   Class B common stock, $0.01 par value; 10,500,000 authorized shares
       and 4,145,000 shares outstanding..................................            41,450            41,450
   Additional paid-in capital............................................        32,581,346        23,067,285
   Retained earnings (accumulated deficit)...............................          (905,863)       (1,395,905)
                                                                              -------------     -------------
                                                                                 32,248,847        22,193,739
   Class A treasury stock - 478,844 shares...............................          (191,271)         (191,271)
                                                                              -------------     -------------
       Total shareholders' equity........................................        32,057,576        22,002,468
                                                                              -------------     -------------
           Total liabilities and shareholders' equity....................     $  75,621,575     $  56,486,604
                                                                              =============     =============


          See accompanying notes to consolidated financial statements.

                         PRECEPT BUSINESS SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        Three months ended
                                                                                           September 30,
                                                                                  -------------------------------
                                                                                      1998              1997
                                                                                  -------------     -------------
Revenue:
   Business products........................................................      $  30,904,655     $  27,393,512
   Transportation services..................................................          3,913,472         1,638,547
                                                                                  -------------     -------------
                                                                                     34,818,127        29,032,059
Costs and expenses:
   Cost of goods sold.......................................................         22,998,898        18,455,294
   Sales commissions........................................................          4,279,345         3,562,303
   Selling, general and administrative......................................          5,472,370         5,822,081
   Depreciation and amortization............................................            649,915           286,778
                                                                                  -------------     -------------
                                                                                     33,400,528        28,126,456
                                                                                  -------------     -------------
Operating income............................................................          1,417,599           905,603
Interest and other expense:
   Interest expense.........................................................            468,086           175,648
   Other expense............................................................              7,124            33,135
                                                                                  -------------     -------------
                                                                                        475,210           208,783
                                                                                  -------------     -------------
Income from continuing operations before income taxes.......................            942,389           696,820
Income tax provision .......................................................            452,347           278,728
                                                                                  -------------     -------------
Income from continuing operations...........................................            490,042           418,092
                                                                                  -------------     -------------

Loss from discontinued operations, net of applicable income taxes...........               -             (164,977)
                                                                                  -------------     -------------

Net income..................................................................      $     490,042     $     253,115
                                                                                  =============     =============

Basic net income per share:
   Income from continuing operations........................................      $        0.01     $        0.01
   Loss from discontinued operations........................................                -                 -
                                                                                  --------------    --------------
   Net income...............................................................      $         0.01    $         0.01
                                                                                  ==============    ==============

   Weighted average shares outstanding......................................          53,599,997        42,623,332

Diluted net income per share:
   Income from continuing operations........................................      $         0.01    $         0.01
   Loss from discontinued operations........................................                 -                 -
                                                                                  --------------    --------------
   Net income...............................................................      $         0.01    $         0.01
                                                                                  ==============    ==============

   Weighted average shares outstanding......................................          54,909,440        42,623,332


         See accompanying notes to consolidated financial statements.

                         PRECEPT BUSINESS SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Three months ended
                                                                                            September 30,
                                                                                  -------------------------------
                                                                                      1998              1997
                                                                                  -------------     -------------
Cash flows from operating activities:
   Net income..............................................................       $     490,042     $     253,115
   Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
       Depreciation and amortization.......................................             649,915           267,924
       Changes in operating assets and liabilities, net of effects from acquisitions
           Trade accounts receivable.......................................             294,609        (1,205,740)
           Accounts receivable from affiliates.............................              53,897           (83,419)
           Other accounts receivable.......................................            (508,000)         (218,424)
           Inventory.......................................................             326,761          (320,599)
           Other current assets............................................            (753,042)         (198,077)
           Income taxes refundable.........................................                -              265,400
           Trade accounts payable..........................................           2,254,422         2,138,107
           Accrued compensation............................................            (233,021)         (345,628)
           Other assets and liabilities, net...............................            (125,049)         (355,387)
                                                                                  --------------    -------------
       Net cash provided by operating activities...........................           2,450,534           197,272
                                                                                  --------------    -------------
Cash flows provided by (used in) investing activities:
   Acquisitions of businesses, including earnout payments..................          (5,990,513)         (381,941)
   Sale of net assets of discontinued operations...........................           1,115,125              -
   Acquisition of property and equipment, net..............................            (257,848)         (254,645)
                                                                                  --------------    -------------
       Net cash used in investing activities...............................          (5,133,236)         (636,586)
                                                                                  --------------    -------------
Cash flows provided by (used in) financing activities:
   Payments on long-term debt..............................................            (192,754)         (256,732)
   Payments of capital lease obligations...................................            (492,504)          (70,482)
   Borrowings (payments) on revolving line of credit, net..................           3,500,000           (50,000)
                                                                                  -------------     -------------
       Net cash provided by (used in) financing activities.................           2,814,742          (377,214)
                                                                                  -------------     -------------

Net increase (decrease) in cash and cash equivalents.......................             132,040          (816,528)
Cash and cash equivalents at beginning of period...........................           2,291,303         2,432,202
                                                                                  -------------     -------------
Cash and cash equivalents at end of period.................................       $   2,423,343     $   1,615,674
                                                                                  =============     =============
Cash paid for:
   Interest................................................................       $     273,300     $     251,102
                                                                                  =============     =============
   Income taxes............................................................       $     301,815     $      58,197
                                                                                  =============     =============


           See accompanying notes to consolidated financial statements

                         PRECEPT BUSINESS SERVICES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                   RETAINED
                                   CLASS A       CLASS B        ADDITIONAL         EARNINGS                                TOTAL
                                   COMMON        COMMON           PAID-IN        (ACCUMULATED                          SHAREHOLDERS'
                                    STOCK         STOCK           CAPITAL           DEFICIT)            OTHER              EQUITY
                                  --------       --------       -----------      ------------        -----------       ------------
Balance, June 30, 1997 ....       $325,204       $101,030       $17,437,778       $  (750,062)       $(1,012,307)       $16,101,643

Net income ................           --             --                --             253,115               --              253,115
                                  --------       --------       -----------      ------------        -----------       ------------

Balance, September 30,
  1997.....................       $325,204       $101,030       $17,437,778       $  (496,947)       $(1,012,307)       $16,354,758
                                  ========       ========       ===========      ============        ===========       ============

Balance, June 30, 1998 ....       $480,909       $ 41,450       $23,067,285       $(1,395,905)       $  (191,271)       $22,002,468

Issuance of shares to
  acquire businesses ......         51,005           --           9,514,061              --                 --            9,565,066
Net income ................           --             --                --             490,042               --              490,042
                                  --------       --------       -----------      ------------        -----------       ------------

Balance, September 30,
  1998 ..................         $531,914       $ 41,450       $32,581,346       $  (905,863)       $  (191,271)       $32,057,576
                                  ========       ========       ===========      ============        ===========       ============

          See accompanying notes to consolidated financial statements.

                         PRECEPT BUSINESS SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

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

         PUBLICLY TRADED COMPANY

         In March 1998, Precept completed its acquisition of U. S. Transportation Systems, Inc. ("USTS"), a company whose common stock was publicly traded on the NASDAQ SmallCap Market ("NASDAQ"). As part of this acquisition, Precept listed its Class A common shares and its warrants to purchase Class A common shares for public trading with NASDAQ and issued 9,612,500 shares of its Class A common stock to USTS and 1,815,000 warrants to the former USTS warrant holders. Precept's Class A common stock trades under the NASDAQ symbol "PBSIA" and its warrants trade under the NASDAQ symbol "PBSIW."

         CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements comprise the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         PRO FORMA INFORMATION

         The pro forma information included in these financial statements and notes is unaudited.

         FISCAL YEAR END AND QUARTERLY REPORTING PERIODS

         The Company maintains a June 30 fiscal year end and ends its quarterly reporting periods on September 30, December 31, and March 31, respectively. For purposes of the Company's current report on Form 10-Q, references to 1999 and 1998 are meant to be the quarterly reporting periods ended September 30, 1998 and 1997, respectively.

         REVERSE STOCK SPLIT

         On November 11, 1998, the shareholders of the Company approved a one for seven reverse stock split that is expected to take effect by the end of November 1998. Since the reverse split will not take effect until after the date of this report, the financial information of the Company presented in this Form 10-Q has not been restated to give effect to the reverse split.

                         PRECEPT BUSINESS SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Significant accounting policies followed in the preparation of the consolidated financial statements are consistent with the accounting policies described in the Company's notes to consolidated financial statements included in the Company's Annual Report to Shareholders and Form 10-K for the fiscal year ended June 30, 1998.

         INTERIM FINANCIAL INFORMATION

         The accompanying interim financial statements are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended June 30, 1998. The interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, its results of operations and its cash flows. Operating results for any particular interim period are not necessarily indicative of the operating results for a full fiscal year.

         The financial information for the year ended June 30, 1998 is derived from the Company's audited financial statements for the same year as included in the Company's Form 10-K for fiscal year 1998.

         COMPREHENSIVE INCOME

         There are no significant differences between the Company's historical income and comprehensive income and, as a result, comprehensive income is not shown separately on the statement of operations.

3.       ACQUISITIONS

         During the first quarter of fiscal year 1999, Precept acquired four business products distribution companies. These acquisitions were accounted for using the purchase method of accounting. For each of these purchase acquisitions, the aggregate acquisition cost was allocated to the net assets acquired based on the fair market value of such net assets. The operating results of such companies have been included in the Company's historical results of operations for all periods following the acquisition. The aggregate acquisition cost for such purchased businesses amounted to $18.6 million and consisted of $5.7 million in cash, funded by working capital and the Company's revolving line of credit, 5.1 million shares of class A common stock with an aggregate fair market value of $9.6 million, and $3.3 million in seller notes and assumed debt.

         In fiscal year 1998, the Company issued 6.1 million shares of its Class A common stock with an aggregate fair market value of $18.3 million at the date of acquisition in order to acquire two business products distribution companies, InfoGraphix and MBF. These acquisitions have been accounted for using the pooling of interests method of accounting. The Company's consolidated financial statements give retroactive effect to the acquisitions of such companies for all periods presented.

                         PRECEPT BUSINESS SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

         The following presents the separate results from continuing operations, in the first quarter of fiscal year 1998, of the Company (excluding the results of InfoGraphix and MBF prior to the dates on which they were acquired) and of InfoGraphix and MBF up to the dates on which they were acquired.


                                                                          Three months ended
                                                                          September 30, 1997
                                                                          ------------------
  Revenue:
     Company (excluding InfoGraphix and MBF).......................          $ 18,935,478
     InfoGraphix...................................................             5,422,768
     MBF...........................................................             4,673,813
                                                                             ------------
     Company.......................................................          $ 29,032,059
                                                                             ============

  Net income:
     Company (excluding InfoGraphix and MBF).......................          $    135,108
     InfoGraphix...................................................               114,026
     MBF...........................................................               168,958
                                                                             ------------
     Company.......................................................          $    418,092
                                                                             ============

         During the first quarter of fiscal year 1998, the Company completed the purchase of two business products distributors for a total of $0.5 million. The acquisitions were accounted for using the purchase method of accounting with the majority of the purchase price attributable to accounts receivable, inventory, equipment and goodwill.

         The following table summarizes the consideration for the purchase acquisitions completed and the fair value of the assets acquired.


                                                                               Three months ended
                                                                                  September 30,
                                                                         -------------------------------
                                                                              1998              1997
                                                                         -------------     -------------
Purchase consideration:
     Cash paid.....................................................      $   5,736,000     $     520,000
     Amounts due sellers of acquired businesses....................          1,380,000            -
     Common stock issued...........................................          9,604,000            -
     Liabilities assumed...........................................          1,777,000            -
     Other.........................................................            107,000            -
                                                                         -------------     -------------
Fair value of net assets acquired..................................      $  18,604,000     $     520,000
                                                                         =============     =============

                                                                               Three months ended
                                                                                  September 30,
                                                                         -------------------------------
                                                                              1998              1997
                                                                         -------------     -------------
Allocation of fair value of net assets acquired:
     Goodwill and intangible assets................................      $  13,323,000     $    507,000
     Accounts receivable...........................................          3,704,000             -
     Inventory and other, net......................................          1,577,000            13,000
                                                                         -------------     -------------
                                                                         $  18,604,000     $     520,000
                                                                         =============     =============


         The following table presents the pro forma results of continuing operations as if all the acquisitions described above had occurred at the beginning of each period presented. Pro forma adjustments reflect additional amortization expense since the excess of acquisition cost over the fair value of the assets acquired is amortized for a full period. Pro forma adjustments also reflect additional interest expense due to the related debt being outstanding for a full period. The income tax effect of the pro forma adjustments has also been reflected. These pro forma results are presented for comparative purposes only and do not purport to be indicative of what would have occurred had the businesses actually been acquired as of those dates or of results which may occur in the future.

                         PRECEPT BUSINESS SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


                                                                               Three months ended
                                                                                  September 30,
                                                                         -------------------------------
                                                                              1998              1997
                                                                         -------------     -------------
     Total revenues...............................................       $  41,201,000     $  42,490,000

     Income before income taxes ..................................       $   1,330,000     $   1,823,000

     Net income...................................................       $     691,000     $   1,094,000

     Diluted net income per share.................................       $       0.01      $       0.02


         Since September 30, 1998, Precept has acquired one corporate transportation service company which provides executive town car and limousine service primarily in the tri-state New York metropolitan area. Aggregate consideration for this transaction amounted to $9.4 million, paid $3.4 million in cash, 2.4 million shares of common stock with a market value of $3.6 million and approximately $2.4 million in debt assumed. Assets with a preliminary aggregate fair value of $7.0 million were acquired with a preliminary allocation as follows: $7.9 million to goodwill and intangible assets, $0.6 million to accounts receivable, $2.4 million to property and equipment and $3.9 million (net) to other liabilities.

         If the acquisitions since July 1, 1998 had been completed at the beginning of the first quarter of fiscal year 1999, the pro forma results of continuing operations would have been as shown below. Pro forma adjustments have been recorded for amortization, interest and income taxes.

                                                                       Three months ended
                                                                       September 30, 1998
                                                                       ------------------
     Total revenues....................................................  $  44,692,000

     Income before income taxes........................................  $   1,730,000

     Net income........................................................  $     900,000

     Diluted net income per share......................................  $       0.02


4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:


                                                                         September 30,        June 30,
                                              Estimated Lives                1998               1998
                                              ---------------            -------------     -------------
     Land                                                                $     441,654     $     411,000
     Buildings                                15 to 40 years                 1,672,166         1,670,926
     Leasehold improvements                    1 to 10 years                   695,615           455,118
     Equipment and vehicles                    3 to 5 years                  7,610,288         7,020,965
     Capitalized leasehold rights              3 to 5 years                  1,324,963         1,353,279
                                                                         -------------     -------------
                                                                            11,744,686        10,911,288
     Accumulated depreciation and amortization....................           5,539,302         5,159,801
                                                                         -------------     -------------
                                                                         $   6,205,384     $   5,751,487
                                                                         =============     =============


                         PRECEPT BUSINESS SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

5.       INTANGIBLE ASSETS

         Intangible assets consist of the following:


                                                                         September 30,        June 30,
                                                                             1998               1998
                                                                         -------------     -------------
     Goodwill........................................................    $  36,833,360     $  23,510,689
     Non-compete agreements..........................................        1,200,659         1,200,659
                                                                         -------------     -------------
                                                                            38,034,019        24,711,348
     Accumulated amortization........................................        5,423,712         5,153,298
                                                                         -------------     -------------
                                                                         $  32,610,307     $  19,558,050
                                                                         =============     =============

6.       LONG-TERM DEBT

         Long-term debt consists of the following:


                                                                         September 30,        June 30,
                                                                             1998               1998
                                                                         -------------     -------------
     Revolving line of credit........................................    $  19,465,478     $  15,965,478
     Note payable and long-term liability to shareholder.............          721,049           813,803
     Convertible notes payable to sellers............................        3,459,900         2,114,435
     Capitalized lease obligations and other notes payable...........        3,691,807         2,612,517
                                                                         -------------     -------------
                                                                            27,338,234        21,506,233
     Less current portion due within one year........................        1,471,236         1,421,477
                                                                         -------------     -------------
     Long-term debt..................................................    $  25,866,998     $  20,084,756
                                                                         =============     =============

         REVOLVING LINE OF CREDIT

         The Company's revolving line of credit with its bank has $25.0 million available for borrowing to finance working capital and acquisition needs. The line of credit bears interest at prime (8.25% at September 30, 1998) or at LIBOR plus a maximum margin of 2.75%. The margin rate may be lower based on the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). As of September 30, 1998, the margin rate was 2.5%. The revolving line of credit includes restrictions as to the current ratios and debt service coverage as well as borrowing restrictions based upon accounts receivable, inventory and property and equipment. The line of credit is secured by substantially all of the assets of the Company. The revolving line of credit is due and payable on March 31, 2001.

7.       SEGMENT INFORMATION

         The table below presents certain segment information from continuing operations for the quarters ended September 30, 1998 and 1997. Intersegment sales included in operating income below amounted to $1,671 and $20,596 for the business products segment and $141,380 and $164,348 for the transportation services segment for the quarters ended September 30, 1998 and 1997, respectively.


                                                                               Three months ended
                                                                                  September 30,
                                                                         -------------     -------------
                                                                             1998               1997
                                                                         -------------     -------------
Operating income:
     Business products............................................       $     879,569     $     922,182
     Transportation services......................................             646,962            26,799
     Other........................................................            (108,932)          (43,378)
                                                                         -------------     -------------
         Total operating income...................................           1,417,599           905,603
Interest and other expense........................................            (475,210)         (208,783)
                                                                         -------------     -------------
Income before income taxes........................................       $     942,389     $     696,820
                                                                         =============     =============

                         PRECEPT BUSINESS SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


                                                                               Three months ended
                                                                                  September 30,
                                                                         -------------------------------
                                                                             1998               1997
                                                                         -------------     -------------
Identifiable assets:
     Business products............................................       $  56,124,427     $  29,560,462
     Transportation services......................................          17,444,535         1,945,521
     Other........................................................           2,052,613         4,410,147
                                                                         -------------     -------------
         Total identifiable assets................................       $  75,621,575     $  35,916,130
                                                                         =============     =============

8.       WEIGHTED AVERAGE SHARES OUTSTANDING

         The following table provides information to reconcile the basic and diluted weighted average shares outstanding for the three-month periods ended September 30, 1998 and 1997.


                                                                                              Three months ended
                                                                                                September 30,
                                                                                       --------------------------------
                                                                                          1998                  1997
                                                                                       -----------          -----------
Basic weighted average shares outstanding:
     Common shares, Class A and Class B, outstanding at the
         beginning of the period ............................................           51,757,036           42,623,332
     Common shares used to acquire businesses during the period .............            5,100,520                 --
                                                                                       -----------          -----------
     Common shares, Class A and Class B, outstanding at the end of
         the period .........................................................           56,857,556           42,623,332
                                                                                       ===========          ===========
     Weighted average number of common shares outstanding during the
         period based on the number of days outstanding (A) .................           53,599,997           42,623,332
                                                                                       ===========          ===========
Diluted weighted average shares outstanding:
     Common stock options:
         Number of outstanding options ......................................            3,586,848              324,832
         Number of options vested ...........................................              446,516              324,832
         Number of options which would be exercised based on average market
              value of common stock during the period .......................                 --                324,852
         Proceeds from exercise of options ..................................          $   373,344          $      --
         Common shares repurchased with proceeds ............................              145,941                 --
         Common shares issued from exercise of options, net (B) .............              178,910                 --
                                                                                       ===========          ===========
     Warrants to purchase common stock:
         Number of warrants outstanding .....................................            2,337,500                 --
         Number of warrants which would be exercised based on average market
              value of common stock during the period .......................              170,000                 --
         Net proceeds from exercise of warrants .............................          $    12,781          $      --
         Common shares repurchased with proceeds ............................                4,966                 --
         Common shares issued from exercise of warrants (C) .................              165,004                 --
                                                                                       ===========          ===========
     Convertible notes payable:
         Face value of notes which would be converted based on average market
              value of common stock during the period                                  $ 2,470,000          $   440,000
         Common shares issued upon conversion (D) ...........................              965,529                 --
                                                                                       ===========          ===========
         Interest expense reduction, net of income taxes, associated
              with notes which are converted ................................          $    34,412                 --
                                                                                       ===========          ===========
     Diluted weighted average common shares outstanding
         (A + B + C + D) ....................................................           54,909,440           42,623,332
                                                                                       ===========          ===========


                         PRECEPT BUSINESS SERVICES, INC.

                                     PART I

               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Precept is an independent distributor of custom and stock business products and provider of document management services ("Business Products") to businesses in a variety of industries throughout the United States. Precept also operates six corporate transportation service ("Transportation Services") companies in the United States.

         Precept was one of the first organizations to begin nationwide consolidation of operating companies in the Business Products industry. Since 1991, Precept has acquired 25 companies in the Business Products industry plus 10 in the Transportation Services industry.

         A component of Precept's business strategy is to increase the size of its operations through strategic acquisitions and internally generated growth. Precept places substantial emphasis on improving operational and information system capabilities while integrating acquired operations. Precept's operational focus also includes continuous upgrading of management systems allowing improved customer access to financial inventory and order status information; new product and service offerings; preferred vendor programs incorporating volume purchasing; regional and district management oversight; and recruiting experienced sales individuals. Precept believes that these strategies will lead to lower cost of goods and increased sales of various products and services to existing and new customers.

         This section should be read in conjunction with the Company's financial statements included in this report and with the Company's annual report on Form 10-K for the year ended June 30, 1998.

         ACQUISITIONS

         The Company's results of operations and the comparability of the Company's results of operations from period to period have been significantly affected by businesses acquired in each period. From 1991 through the end of the first quarter of fiscal year 1999, the Company completed 35 acquisitions:
25 business products distribution companies and 10 transportation service companies. Two business products companies acquired in fiscal year 1998 were accounted for using the pooling-of-interests method and, as a result, the consolidated financial statements of the Company have been restated to combine the financial statements of the Company with the pooled companies' financial statements for all periods presented. The remaining acquisitions have been accounted for following the purchase method and, as a result, the results of operations of the acquired companies have been included in the Company's results of operations from the dates of acquisition.

         In the three month period ended September 30, 1998, the Company completed the acquisitions of four business products companies located in Salt Lake City, Utah; Houston, Texas; Bangor, Maine; and Florence, South Carolina with combined annual revenues of $34.3 million. Such acquisitions were paid for with an aggregate of $5.8 million in cash, financed by the Company's working capital revolving line of credit, $1.4 million in seller notes, 5.3 million shares of Class A common stock with a fair market value of $9.6 million, and $1.8 million in assumed debt.

         In the three month period ended September 30, 1997, the Company completed the acquisition of two business products company located in New York and Fort Worth, Texas with annual revenues of $0.6 million. Such acquisition was paid for with $0.5 million in cash, financed by the Company's revolving line of credit.

         Since September 30, 1998, the Company has acquired one corporate transportation services company located in North Arlington, New Jersey, which provides executive limousine and town car service to the tri-state New York metropolitan area with annual revenues of $14.0 million. Such acquisition was paid for with $3.4 million in cash, financed by the Company's revolving line of credit, $3.6 million in fair market value of 2.4 million shares of Class A common stock, and $2.4 million in assumed debt.

         PURCHASE ACCOUNTING EFFECTS

         The Company's acquisitions have been primarily accounted for using the purchase accounting method. The acquisitions have currently affected, and will prospectively affect, the Company's results of operations in certain significant respects. The Company's revenues and operating expenses will be directly affected by the timing of the acquisitions. The aggregate acquisition costs, including assumption of debt, are allocated to the net assets acquired based on the fair market value of such net assets. The allocations of the purchase price results in an increase in the historical book value of certain assets, including property and equipment, and may generally result in the allocation of a portion of the purchase price to goodwill, which results in incremental annual and quarterly amortization expense.

         RESULTS OF OPERATIONS

         The following table sets forth various items from continuing operations as a percentage of revenues for the three-month periods ended September 30, 1998 and 1997.


                                                              Three months ended
                                                                September 30,
                                                           -----------------------
                                                            1998              1997
                                                           -----             -----
Revenue:
     Business products ......................               94.3%             94.0%
     Transportation services ................                5.7%              6.0%
                                                           -----             -----
                                                           100.0%            100.0%
Costs and operating expenses:
     Cost of goods sold .....................               66.1%             63.6%
     Sales commissions ......................               12.3%             12.3%
     Selling, general and administrative ....               15.7%             20.1%
     Depreciation and amortization ..........                1.8%              0.9%
                                                           -----             -----
                                                            95.9%             96.9%
                                                           -----             -----
Operating income ............................                4.1%              3.1%
Interest and other expense:
     Interest expense .......................                1.4%              0.6%
     Other expense ..........................                0.0%              0.1%
                                                           -----             -----
                                                             1.4%              0.7%
                                                           -----             -----
Income before income taxes ..................                2.7%              2.4%
Income tax provision ........................                1.3%              1.0%
                                                           -----             -----
Net income ..................................                1.4%              1.4%
                                                           =====             =====


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         REVENUE for 1999 increased by $5.8 million, or 19.9%, from $29.0 million in 1998 to $34.8 million in 1999. In 1999, Business Products revenue increased by $3.5 million or 12.8% and Transportation Services revenue increased by $2.3 million or 138.8%. The increase in Business Products revenue was due to the acquisition of nine business products companies during fiscal years 1998 and 1999, which accounted for $3.0 million, and internal growth of $0.5 million. Of the total increase in Transportation Services revenue in 1999, $2.1 million was due to the acquisition of four transportation companies, one of which was acquired in the second quarter of fiscal year 1998 and three of which were acquired at the end of the third quarter of fiscal year 1998.

         COST OF GOODS SOLD for 1999 increased by $4.5 million, or 24.6%, from $18.5 million in 1998 to $23.0 million in 1999. Cost of goods sold for Business Products increased by $3.0 million of which approximately $2.2 million was due to companies acquired after the first quarter of fiscal year 1998 and the remainder was due to internal growth. Transportation Services cost of goods sold increased by $1.5 million due primarily to the four transportation companies acquired during 1998. As a percentage of revenue, cost of goods sold for 1999 increased by 2.5% from 63.6% in 1998 to 66.1% in 1999. This percentage increase was primarily the result of proportionately higher sales of lower gross profit product categories.

         SALES COMMISSIONS increased by $0.7 million, or 20.1%, in 1999, from $3.6 million in 1998 to $4.3 million in 1999 due primarily to the increased level of Business Products revenue. As a percentage of revenue, sales commissions have been consistent at 12.3% in 1998 and 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE decreased by $0.3 million or 6.0% in 1999 from $5.8 million in 1998 to $5.5 million in 1999. Increased expenses of $0.9 million from business products and transportation services companies acquired were offset by $1.2 million in reduced expenses in existing business products and transportation companies. As a percentage of revenue, selling, general and administrative expenses have declined by 4.4% from 20.1% in 1998 to 15.7% in 1999. The reduced expenses in existing operations are primarily a result of the Company's continuing efforts and strategy to realize synergies from acquisitions by merging common administrative and support functions.

         DEPRECIATION AND AMORTIZATION EXPENSE increased $0.3 million in 1999 from $0.3 million in 1998 to $0.6 million in 1999 due largely to the size and timing of the companies acquired in 1998 and the first quarter of 1999.

         INTEREST AND OTHER EXPENSE increased by $0.3 million or 127.6% during 1999, from $0.2 million in 1998 to $0.5 million in 1999 principally due to additional debt incurred by the Company in 1998 and 1999 to finance its business acquisitions.

         INCOME TAXES are provided at a 48.0% effective rate in 1999 compared to a 40.0% rate in 1998. This increase is due primarily to an increase in the level of non-deductible expenses, primarily goodwill amortization.

         NET INCOME FROM CONTINUING OPERATIONS increased by $0.1 million or 17.2% in 1999, from $0.4 million in 1998 to $0.5 million in 1999, due to the reasons described above.

         LIQUIDITY AND CAPITAL RESOURCES

         NET CASH FLOWS FROM OPERATING ACTIVITIES. In the first quarter of fiscal year 1999, the Company generated $2.5 million in cash from operations as compared to $0.2 million generated in the first quarter of fiscal year 1998. During the first quarter of 1999, the Company's net income, adjusted for non-cash charges, amounted to $0.9 million. In addition, the Company reduced its working capital by $1.5 million. During the first quarter of 1998, the Company's net income from continuing operations generated the cash flow from operating activities as the Company maintained a relatively stable level of working capital.

         NET CASH FLOWS FROM INVESTING ACTIVITIES. During the first quarter of fiscal year 1999, Precept used $5.1 million in cash for investing activities as compared to a use of $0.6 million for investing activities in the first quarter of fiscal year 1998. During 1999, the Company acquired four products distribution businesses and used $6.0 in cash to finance these acquisitions and to pay for contingent consideration on previous acquisitions. In addition, the Company purchased $0.3 million of equipment for its existing operations. During 1998, the Company acquired two products business for $0.3 million in cash and acquired $0.3 million of equipment.

         NET CASH FLOWS FROM FINANCING ACTIVITIES. In the first quarter of 1999, $2.8 million of cash was generated by financing activities as compared to $0.4 million of cash used by financing activities in the first quarter of fiscal year 1998. During the first quarter of 1999, Precept increased its outstanding revolving line of credit balance by approximately $3.5 million in order to finance acquisitions. In addition, the Company repaid $0.7 million of existing long-term debt, including capital lease obligations. During the first quarter of 1998, the Company repaid $0.3 million in long-term debt and $0.1 million on its revolving line of credit.

         Management believes that based on current levels of operations, cash flow from operations, the existing revolving line of credit agreement and available cash on hand at September 30, 1998 of $2.4 million will be adequate for fiscal year 1999 to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures of approximately $1.5 million for the remainder of fiscal year 1999, and to meet working capital needs.

         The amount of debt available under the Company's current revolving line of credit is $25.0 million. The revolving line of credit bears interest at the lower of prime or LIBOR plus a margin range. The Company has the option of electing a prime or LIBOR based interest rate. The margin range is determined based on the Company's performance against certain ratios, primarily debt and interest coverage. Substantially all the Company's operating assets are pledged as collateral under this line of credit. As of November 12, 1998, the Company had approximately $24.5 million outstanding under the credit facility at an annual interest rate of approximately 8.5% and $0.5 million available for future borrowing.

         During the first quarter of fiscal year 1999, the Company modified its revolving line of credit from an asset-based facility to a cash flow based facility. Under terms of the revolving line of credit agreement, the Company may borrow up to $25 million with the availability determined by a
2.75 multiple of pro forma EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Such amount is adjusted, on a pro forma basis, for the EBITDA of companies acquired by Precept for the portion of a trailing twelve-month period when not owned by Precept. In addition, the pro forma EBITDA includes adjustments for certain costs, principally owners' compensation, which Precept identifies as non- recurring after the acquisition is completed. For the quarter ended September 30, 1998, Precept's pro forma EBITDA amounted to $12.6 million. The Company has been orally informed by Wells Fargo, its existing lender, that the available revolving line of credit will not be extended beyond $25.0 million until the fourth quarter of fiscal year 1999. The Company is in the process of working with its current lender and other commercial lenders to implement a larger debt facility.

         During the first quarter of fiscal year 1999 and through the date of this report, the Company has continued to evaluate the debt and equity capital markets. Based on current market conditions, the Company believes that financing strategies available in connection with incurring subordinated debt or a secondary offering of equity are unattractive. The Company is continuing to explore debt and equity financing strategies. Until favorable financing is available to the Company, it is likely that the rate at which the Company acquires companies will be reduced as compared with the rate of acquisitions in the first quarter of fiscal year 1999 or during fiscal year 1998. It is also likely that the Company's rate of growth in revenue, operating income and net income related to acquisitions will likewise be reduced as compared to the first quarter of fiscal year 1999 and fiscal year 1998.

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

         YEAR 2000 ISSUE

         During the first quarter of fiscal year 1999, there have been no events which would significantly change the Company's year 2000 disclosure as presented in its Form 10-K for the year ended June 30, 1998.

         FINANCIAL ACCOUNTING STANDARDS

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, that is effective for reporting periods beginning after June 15, 1999. As this statement requires only additional disclosures or does not cover matters relating to Precept, it will have no effect on Precept's financial position, results of operations or cash flows. Precept intends to adopt the disclosure requirements of this standard during its fiscal year ended June 30, 2000.

         DISCLOSURE ABOUT MARKET RISK

         The Company's revolving line of credit provides for interest to be charged at the prime rate or at a LIBOR rate plus a margin of 2.75%. Based on the Company's current level of outstanding revolving line of credit, a 1.0% change in interest rate would result in a $0.2 million annual change in interest expense. The remainder of the Company's debt is at fixed interest rates that are not subject to changes in interest rates. The Company does not own nor is the Company obligated for other debt or equity securities that would be affected by fluctuations in market risk.

FORWARD-LOOKING STATEMENTS

         The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. This section should be read in conjunction with the "Risk Factors Affecting the Company's Prospects" located in Item I of the Company annual report on Form 10-K for the year ended June 30, 1998. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these customary statements. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to the other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements.

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

    5. Significant changes in competitive factors, including product-pricing conditions, affecting the Company.

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

    12. Vendors and customers inability to address year 2000 issues on a timely basis.

         The foregoing factors could affect the Company's actual results and could cause the Company's actual results during fiscal year 1999 and beyond to be materially different from any anticipated results expressed in any forward-looking statement made by or on behalf of the Company.

         The Company disclaims any obligation to update any forward-looking statements to reflect events or other circumstances after the date of this report on Form 10-Q.

DISCONTINUED OPERATIONS

         As part of its business strategy, Precept has decided to focus on its core businesses and discontinue certain non-core business operations. During the first quarter of 1998, the losses from discontinued operations consisted principally of the losses from Precept Holdings, Inc., which owned and operated certain real estate related investments. In September 1998, the Company sold the remaining assets of its discontinued operations consisting of land, a building and an interest in a restaurant to the Company's majority shareholder for $1.2 million in cash.

                         PRECEPT BUSINESS SERVICES, INC.

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         During the first quarter of fiscal year 1999 and through the date of this report, there have been no significant changes to the legal proceedings which affect the Company and are disclosed in the Company's Form 10-K for the year ended June 30, 1998.

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

         As discussed more fully in Item 4 and as disclosed in the Company's Proxy to shareholders, a 1 for 7 reverse stock split was voted upon and approved by the Company's shareholders at the Company's annual shareholder meeting. In addition, the Company's shareholders approved an amendment to the Company's articles of incorporation to change the vote required for certain actions. The exhibits to this Form 10-Q include the Proxy and the amendment to the articles of incorporation.

ITEM 3   DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

         As of September 30, 1998, the Company was not in default of any of its debt or equity securities.

ITEM 4   RESULTS OF VOTES OF HOLDERS

         The Company's annual shareholder meeting was held in Dallas, Texas on November 11, 1998. At such meeting, the following proposals were voted upon and approved by the Company's shareholders. The Class B shareholder voted all 4,145,000 shares in favor of all four proposals.


                                                                             Class A and Common Shares Voted
                                                                      ---------------------------------------------
                                                                                                         Withheld/
Proposal    Description                                                  For            Against          Abstained
--------    -----------                                               ----------       ---------        -----------
1.          Election of the following directors:
                     J. Livingston Kosberg                            43,257,761                            110,206
                     William W. Solomon, Jr.                          37,177,559                          6,190,408
                     Sheldon I. Stein                                 43,254,727                            113,240
2.          Approval of a 1:7 reverse stock split.                    40,523,551       2,798,442             45,974
3.          Amendment to the Company's articles of
                     incorporation to change vote required for
                     certain actions.                                 40,695,138         756,164          1,916,665
4.          Ratification of Ernst & Young LLP as independent
                     auditors for the fiscal year ending June
                     30, 1999.                                        42,668,197         638,643             61,127


ITEM 5   OTHER INFORMATION

         There is no other significant information that the Company believes should be disclosed in this report other than the information that is presented herein and by exhibit.

ITEM 6(a)         EXHIBITS


Exhibit No.       Description
-----------       -----------
2.1               Forum of Amended and Restated Articles of Incorporation
                  approved by the Company's shareholders and to be filed
                  with the Texas Secretary of State. (1)

2.2               Stock Purchase Agreement by and among Precept Business
                  Products, Inc., Precept Business Services, Inc., MBF
                  Corporation and J.D. Greco. (2)

2.3               Agreement and Plan of Merger by and among Precept Business
                  Services, Inc., Creative Acquisition Corp., Creative, and
                  Edward Curtis and Robert Bazinet. (2)

2.4 Agreement and Plan of Merger dated as of August 26, 1998, by and among Precept Business Services, Inc., Precept Acquisition
                  Corporation, Southern and the shareholders of Southern. (2)

2.5               Agreement and Plan of Merger dated as of October 2, 1998, by and among Precept Business Services, Inc., Precept
                  Transportation Services, LLC, Garden State Acquisition
                  Corporation, Garden State Leasing & Rent-a-Car and John Rose.
                  (3)

2.6               Technical amendment to agreement listed in exhibit 2.5. (3)

10.1 Fifth Amendment to First Amended and Restated Credit Agreement dated September 29, 1998. (3)

22.1 Form of Proxy mailed to the Company's shareholders in connection with the Company's 1988 annual meeting of shareholders. (1)

27                Financial Data Schedule (3)


(1)     Previously included with the Company's Schedule 14 A filed October 23,
        1998.
(2) Previously included with the Company's report on Form 8-K for the related acquisition. See Item 6(b) for a list of Forms 8-K filed by the Company during this reporting period.
(3)     Included as an exhibit to this report.

ITEM 6(b) REPORTS ON FORM 8-K FILED DURING THE PERIOD FROM JULY 1, 1998 THROUGH NOVEMBER 12, 1998 (not filed as exhibits to this report)

        On July 6, 1998, the Company filed a report on Form 8-K in connection with its acquisition of all of the issued and outstanding stock of MBF Corporation.
        On September 14, 1998, the Company filed a report on Form 8-K in connection with its preliminary earnings release for the year ended June 30, 1998.
        On September 14, 1998, the Company filed a report on Form 8-K/A in connection with its sale of its 75% interest in U.S. Trucking, Inc.
        On September 14, 1998, the Company filed a report on Form 8-K/A in connection with the audited financial statements of MBF Corporation, a business that the Company acquired in June 1998.
        On September 18, 1998, the Company filed a report on Form 8-K in connection with its acquisition of Creative, a Maine corporation.
        On September 25, 1998, the Company filed a report on Form 8-K in connection with its acquisition of Southern Systems Business Forms & Data Supplies Inc., a South Carolina corporation.
        On October 2, 1998, the Company filed a report on Form 8-K in connection with the condensed summary results of operations for the two months ended August 31, 1998.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of November 12, 1998.

PRECEPT BUSINESS SERVICES, INC.


------------------------------------    --------------------------------------
David L. Neely                          William W. Solomon, Jr.
Chairman and Chief Executive Officer    Senior Vice President and Chief
                                          Financial Officer