Form 10-Q
period 1998-12-31
PRECEPT BUSINESS SERVICES INC
filed 1999-02-12
CIK 1051285

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED DECEMBER 31, 1998

                        Commission file number: 000-23735
                                                ---------


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No



As of January 31, 1999, there were 7,866,333 outstanding shares of Class A Common Stock, 592,142 outstanding shares of Class B Common Stock and 333,929 outstanding warrants to purchase shares of Class A Common Stock.

================================================================================

                          PRECEPT BUSINESS SERVICES, INC.

                                 INDEX TO FORM 10-Q

DESCRIPTION                                                                PAGE
-----------                                                                ----
PART I    FINANCIAL INFORMATION

Item 1    Condensed Consolidated Balance Sheets as of
              December 31, 1998 and June 30, 1998 .......................    3
          Condensed Consolidated Statements of Operations
              for the six-month and the three-month periods ended
              December 31, 1998 and 1997.................................    4
          Condensed Consolidated Statements of Cash Flows for the
              six-month periods ended December 31, 1998 and 1997.........    6
          Condensed Consolidated Statements of Changes in
              Shareholders' Equity for the six-month periods ended
              December 31, 1998 and 1997.................................    7
          Notes to Condensed Consolidated Financial Statements...........    8

Item 2    Management's discussion and analysis of financial
              condition and results of operations........................   14

PART II   OTHER INFORMATION

Item 1    Legal proceedings..............................................   22

Item 2    Changes in securities and use of proceeds......................   22

Item 3    Defaults by the company on its senior securities...............   22

Item 4    Results of votes of holders....................................   22

Item 5    Other information..............................................   22

Item 6    Exhibits.......................................................   23

          Signatures.....................................................   23

                             PRECEPT BUSINESS SERVICES, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                December 31,     June 30,
                                                                                   1998             1998
                                                                               ------------    ------------
                                                  ASSETS
Current assets:
   Cash and cash equivalents.............................................      $  2,747,719    $  2,291,303
   Trade accounts receivable, net of $650,000 and $404,000
       allowance for doubtful accounts, respectively.....................        18,728,699      15,595,234
   Accounts receivable from affiliates...................................         1,124,676       1,186,908
   Other accounts receivable.............................................         3,068,613       1,609,529
   Inventory.............................................................         7,258,282       5,133,484
   Other current assets..................................................         1,291,357         805,151
   Deferred income taxes.................................................           486,875         499,264
   Net assets of discontinued operations.................................              -          1,115,125
                                                                               ------------    ------------
       Total current assets..............................................        34,706,221      28,235,998

Property and equipment, net..............................................         9,005,655       5,751,487
Intangible assets, net...................................................        39,558,073      19,558,050
Deferred income taxes....................................................         1,075,365       1,102,372
Other assets.............................................................         1,974,692       1,838,697
                                                                               ------------    ------------
           Total assets..................................................      $ 86,320,006    $ 56,486,604
                                                                               ------------    ------------
                                                                               ------------    ------------

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable................................................      $  9,085,627    $  5,844,671
   Accrued compensation..................................................         2,400,743       1,943,964
   Other accounts payable and accrued expenses...........................         7,187,479       5,189,268
   Current portion of long-term debt.....................................         2,751,880       1,421,477
                                                                               ------------    ------------
       Total current liabilities.........................................        21,425,729      14,399,380

Long-term debt...........................................................        29,008,312      20,084,756
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $1.00 par value; 3,000,000 authorized shares, none
       issued............................................................              -               -
   Class A common stock, $0.01 par value; 100,000,000 authorized shares and 7,934,739 and 6,870,126 issued shares,
       Respectively......................................................            79,347          68,701
   Class B common stock, $0.01 par value; 10,500,000 authorized
       shares and 592,142 shares outstanding.............................             5,921           5,921
   Additional paid-in capital............................................        36,048,341      23,515,022
   Retained earnings (accumulated deficit)...............................           (56,373)     (1,395,905)
                                                                               ------------    ------------
                                                                                 36,077,236      22,193,739
   Class A treasury stock - 68,406 shares................................          (191,271)       (191,271)
                                                                               ------------    ------------
       Total shareholders' equity........................................        35,885,965      22,002,468
                                                                               ------------    ------------
           Total liabilities and shareholders' equity....................      $ 86,320,006    $ 56,486,604
                                                                               ------------    ------------
                                                                               ------------    ------------

              See accompanying notes to consolidated financial statements.

                             PRECEPT BUSINESS SERVICES, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Six months ended
                                                                              December 31,
                                                                       ----------------------------
                                                                           1998            1997
                                                                       ------------    ------------
Revenue:
   Business products................................................   $ 68,777,067    $ 51,940,783
   Transportation services..........................................     10,876,726       3,426,633
                                                                       ------------    ------------
                                                                         79,653,793      55,367,416

Costs and expenses:
   Cost of goods sold...............................................     53,001,370      36,791,311
   Sales commissions................................................      9,179,607       6,928,461
   Selling, general and administrative..............................     12,178,157       9,587,346
   Depreciation and amortization....................................      1,526,940         774,395
                                                                       ------------    ------------
                                                                         75,886,074      54,081,513
Operating income....................................................      3,767,719       1,285,903

Interest expense....................................................      1,191,695         286,573
                                                                       ------------    ------------

Income from continuing operations before income taxes...............      2,576,024         999,330

Income tax provision ...............................................      1,236,492         399,732
                                                                       ------------    ------------

Income from continuing operations...................................      1,339,532         599,598

Loss from discontinued operations, net of applicable income taxes...           -           (244,308)
                                                                       ------------    ------------

Net income..........................................................   $  1,339,532    $    355,290
                                                                       ------------    ------------
                                                                       ------------    ------------
Basic net income per share:
   Income from continuing operations................................   $       0.17   $        0.10
   Loss from discontinued operations................................           -              (0.04)
                                                                       ------------    ------------
   Net income.......................................................   $       0.17    $       0.06
                                                                       ------------    ------------
                                                                       ------------    ------------

   Weighted average shares outstanding..............................      8,057,836       6,089,047

Diluted net income per share:
   Income from continuing operations................................   $       0.16    $       0.10
   Loss from discontinued operations................................           -              (0.04)
                                                                       ------------    ------------
   Net income.......................................................   $       0.16    $       0.06
                                                                       ------------    ------------
                                                                       ------------    ------------

   Weighted average shares outstanding..............................      8,265,520       6,089,047

              See accompanying notes to consolidated financial statements.

                           PRECEPT BUSINESS SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Three months ended
                                                                             December 31,
                                                                     ----------------------------
                                                                         1998           1997
                                                                     -------------   ------------
Revenue:
   Business products...............................................  $ 37,843,754    $ 24,711,619
   Transportation services.........................................     6,992,112       1,623,738
                                                                     -------------   ------------
                                                                        44,835,866     26,335,357

Costs and expenses:
   Cost of goods sold..............................................     30,002,472     16,516,867
   Sales commissions...............................................      4,900,262      3,366,158
   Selling, general and administrative.............................      6,698,664      5,551,280
   Depreciation and amortization...................................        877,025        487,617
                                                                     -------------   ------------
                                                                        42,478,423     25,921,922
                                                                     -------------   ------------
Operating income...................................................      2,357,443        413,435

Interest expense...................................................        723,609        110,925
                                                                     -------------   ------------

Income from continuing operations before income taxes..............      1,633,834        302,510

Income tax provision ..............................................        784,144        121,004
                                                                     -------------   ------------

Income from continuing operations..................................        849,690        181,506

Loss from discontinued operations, net of applicable income taxes..           -           (79,331)
                                                                     -------------   ------------

Net income.........................................................  $     849,690   $    102,175
                                                                     -------------   ------------
                                                                     -------------   ------------

Basic net income per share:
   Income from continuing operations...............................  $        0.10   $       0.03
   Loss from discontinued operations...............................           -             (0.01)
                                                                     -------------   ------------
   Net income......................................................  $        0.10   $       0.02
                                                                     -------------   ------------
                                                                     -------------   ------------

   Weighted average shares outstanding.............................      8,458,534      6,089,047

Diluted net income per share:
   Income from continuing operations...............................  $        0.10   $       0.03
   Loss from discontinued operations...............................           -             (0.01)
                                                                     -------------   ------------
   Net income......................................................  $        0.10   $       0.02
                                                                     -------------   ------------
                                                                     -------------   ------------

   Weighted average shares outstanding.............................      8,753,122      6,089,047

              See accompanying notes to consolidated financial statements.

                           PRECEPT BUSINESS SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Six months ended
                                                                                  December 31,
                                                                          ----------------------------
                                                                              1998            1997
                                                                          ------------    ------------
Cash flows from operating activities:
  Net income............................................................. $  1,339,532    $    355,290
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation and amortization........................................    1,526,940         774,395
    Changes in operating assets and liabilities, net of effects from acquisitions
      Trade accounts receivable..........................................      806,235      (1,314,935)
      Accounts receivable from affiliates................................       62,232        (236,926)
      Other accounts receivable..........................................   (1,459,084)       (288,234)
      Inventory..........................................................     (540,540)     (1,787,135)
      Other current assets...............................................      153,695        (171,801)
      Income taxes refundable............................................         -            (12,277)
      Net assets of discontinued operations..............................         -            972,582
      Trade accounts payable.............................................     (817,500)      1,666,792
      Accrued compensation...............................................   (1,943,964)       (635,005)
      Other assets and liabilities, net..................................    3,126,804        (897,858)
                                                                          ------------    ------------
    Net cash provided by (used in) operating activities..................    2,254,350      (1,575,112)
                                                                          ------------    ------------

Cash flows provided by (used in) investing activities:
  Acquisitions of businesses, including earnout payments.................   (9,192,545)       (435,000)
  Sale of net assets of discontinued operations..........................    1,115,125            -
  Acquisition of property and equipment, net.............................     (327,198)       (254,645)
                                                                          ------------    ------------
    Net cash used in investing activities................................   (8,404,618)       (689,645)
                                                                          ------------    ------------

Cash flows provided by (used in) financing activities:
  Repayment of shareholder notes receivable..............................         -            208,060
  Payments on long-term debt.............................................     (749,092)       (227,305)
  Increase in (payments of) capital lease obligations....................     (448,746)        422,351
  Borrowings on revolving line of credit.................................    7,804,522         525,000
                                                                          ------------    ------------
      Net cash provided by financing activities..........................    6,606,684         928,106
                                                                          ------------    ------------

Net increase (decrease) in cash and cash equivalents.....................      456,416      (1,336,651)
Cash and cash equivalents at beginning of period.........................    2,291,303       2,432,202
                                                                          ------------    ------------
Cash and cash equivalents at end of period............................... $  2,747,719    $  1,095,551
                                                                          ------------    ------------
                                                                          ------------    ------------

Cash paid for:
  Interest............................................................... $  1,287,896    $    380,816
  Income taxes........................................................... $    394,406    $    422,783

                 See accompanying notes to consolidated financial statements

                                PRECEPT BUSINESS SERVICES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                        RETAINED
                                CLASS A    CLASS B     ADDITIONAL       EARNINGS                        TOTAL
                                 COMMON     COMMON      PAID-IN      (ACCUMULATED                    SHAREHOLDERS'
                                 STOCK      STOCK       CAPITAL         DEFICIT)        OTHER           EQUITY
                                --------   --------   ------------   -------------   ------------    ------------
Balance, June 30, 1998.......   $ 68,701   $  5,921   $ 23,515,022   $ (1,395,905)   $   (191,271)     22,002,468

Issuance of shares to
   acquire businesses........     10,646       -        12,533,319             -             -         12,543,965
Net income...................       -          -              -         1,339,532            -          1,339,532
                                --------   --------   ------------   ------------    ------------    ------------

Balance, December 31, 1998...   $ 79,347   $  5,921   $ 36,048,341   $    (56,373)   $   (191,271)   $ 35,885,965
                                --------   --------   ------------   ------------    ------------    ------------
                                --------   --------   ------------   ------------    ------------    ------------

Balance, June 30, 1997.......   $ 46,458   $ 14,433   $ 17,803,121   $   (750,062)   $ (1,012,307)   $ 16,101,643

Repayment of shareholder
   notes receivable..........       -          -              -              -            208,060         208,060

Net income...................       -          -              -           355,290           -             355,290
                                --------   --------   ------------   ------------    ------------    ------------

Balance, December 31, 1997...   $ 46,458   $ 14,433   $ 17,803,121   $   (394,772)   $   (804,247)   $ 16,664,993
                                --------   --------   ------------   ------------    ------------    ------------
                                --------   --------   ------------   ------------    ------------    ------------

              See accompanying notes to consolidated financial statements.

                       PRECEPT BUSINESS SERVICES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1998


1.       BUSINESS

         Precept Business Services, Inc. and its subsidiaries ("Precept" or the "Company") primarily engage in business products distribution management and services and, to a lesser extent, in executive chauffeured limousine, livery and courier services. The business products management business comprises arranging for the manufacture, storage, and distribution of business forms, computer supplies, advertising information and other related business products for small-to large-sized corporate customers. Precept operates from offices throughout the United States. The transportation services are provided from locations in the tri-state New York metropolitan area and in the states of Texas, Michigan, Kentucky and Ohio.

         PUBLICLY TRADED COMPANY

         Precept's Class A common stock trades under the NASDAQ symbol "PBSI" and its warrants trade under the NASDAQ symbol "PBSIW."

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

         FISCAL YEAR END AND QUARTERLY REPORTING PERIODS

         The Company maintains a June 30 fiscal year end and ends its quarterly reporting periods on September 30, December 31, and March 31, respectively. For purposes of the Company's current report on Form 10-Q, references to 1999 and 1998 are meant to be the three-month or six-month reporting periods ended December 31, 1998 and 1997, respectively.

         REVERSE STOCK SPLIT

         On November 11, 1998, the shareholders of the Company approved a one for seven reverse stock split that became effective December 4, 1998. All financial and share information presented in this report has been restated to give effect to this reverse stock split.

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

                       PRECEPT BUSINESS SERVICES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1998

operations and its cash flows. Operating results for any particular interim period are not necessarily indicative of the operating results for a full fiscal year.

         The financial information for the year ended June 30, 1998 is derived from the Company's audited financial statements for the same year as included in the Company's Form 10-K for fiscal year 1998.

         COMPREHENSIVE INCOME

         The Company adopted the new accounting standard on comprehensive income in the first quarter of fiscal year 1999, which requires companies to disclose comprehensive income separately from net income from operations. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. Comprehensive income
(loss) is equal to net earnings as presented in the consolidated statements of operations for the three and six months ended December 31, 1998 and 1997.

3.       ACQUISITIONS

         In the quarter ended December 31, 1998, the Company acquired one corporate transportation services company located in North Arlington, New Jersey, which provides executive limousine and town car service to the tri-state New York metropolitan area with annual revenues of $14.0 million. This acquisition was accounted for using the purchase method of accounting. For this purchase acquisition, the aggregate acquisition cost was allocated to the net assets acquired based on the fair market value of such net assets. The operating results of this company have been included in the Company's historical results of operations for all periods following the acquisition. The aggregate acquisition cost for this purchased business amounted to $9.0 million and consisted of $3.4 million in cash, funded by working capital and the Company's revolving line of credit, 0.3 million shares of Class A common stock with an aggregate fair market value of $2.9 million, and $2.7 million in assumed debt and transaction costs.

         During the first quarter of fiscal year 1999, Precept acquired four business products distribution companies with combined annual revenues of $34.3 million. These acquisitions were accounted for using the purchase method of accounting. For each of these purchase acquisitions, the aggregate acquisition cost was allocated to the net assets acquired based on the fair market value of such net assets. The operating results of such companies have been included in the Company's historical results of operations for all periods following the acquisition. The aggregate acquisition cost for such purchased businesses amounted to $18.6 million and consisted of $5.7 million in cash, funded by working capital and the Company's revolving line of credit, 0.7 million shares of Class A common stock with an aggregate fair market value of $9.6 million, and $3.3 million in seller notes and assumed debt.

         In the second quarter of fiscal year 1998, the Company completed the acquisition of two business products companies located in Tempe, Arizona and Austin, Texas and one corporate transportation service company located in Dallas, Texas. Total annual revenues for the two business products companies amounted to $3.5 million. These companies were acquired with seller notes and assumed debt of $1.3 million. The transportation company's annual revenues totaled $3.4 million. This acquisition was paid for with a seller note of $0.4 million and assumed debt of $0.2 million.

         During the first quarter of fiscal year 1998, the Company completed the purchase of two business products distributors for a total of $0.5 million. The acquisitions were accounted for using the purchase method of accounting with the majority of the purchase price attributable to accounts receivable, inventory, equipment and goodwill. The combined annual revenues for these two companies were $0.6 million.

         In fiscal year 1998, the Company issued 0.9 million shares of its Class A common stock with an aggregate fair market value of $18.3 million at the date of acquisition in order to acquire two business products distribution companies, InfoGraphix Inc. and MBF Corproation. These acquisitions have been

                       PRECEPT BUSINESS SERVICES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1998

accounted for using the pooling of interests method of accounting. The Company's consolidated financial statements give retroactive effect to the acquisitions of such companies for all periods presented.

         The following presents the separate results from continuing operations, in the second quarter and for the first six months of fiscal year 1998, of the Company (excluding the results of InfoGraphix and MBF prior to the dates on which they were acquired) and of InfoGraphix and MBF up to the dates on which they were acquired.

                                                          Six months ended         Three months ended
                                                          December 31, 1997         December 31, 1997
                                                          -----------------        ------------------
  Revenue:
     Company (excluding InfoGraphix and MBF).........        $ 37,879,392             $ 18,943,914
     InfoGraphix.....................................           9,789,883                4,367,115
     MBF.............................................           7,698,141                3,024,328
                                                             ------------             ------------
     Company.........................................        $ 55,367,416             $ 26,335,357
                                                             ------------             ------------
                                                             ------------             ------------

  Net income:
     Company (excluding InfoGraphix and MBF).........        $    323,602             $     95,392
     InfoGraphix.....................................             496,719                  197,067
     MBF.............................................             179,009                   10,051
                                                             ------------             ------------
     Company.........................................        $    999,330             $    302,510
                                                             ------------             ------------
                                                             ------------             ------------

         The following table summarizes the consideration for the purchase acquisitions completed and the fair value of the assets acquired.

                                                                                 Six months ended
                                                                                   December 31,
                                                                           ------------------------------
Purchase consideration:                                                        1998             1997
                                                                           -------------    -------------
     Cash paid.....................................................        $   9,165,000    $     435,000
     Amounts due sellers of acquired businesses....................            1,380,000          354,435
     Common stock issued...........................................           12,544,000           -
     Liabilities assumed...........................................            1,777,000        1,971,000
     Other.........................................................              179,000            -
                                                                           -------------    -------------
Fair value of net assets acquired..................................        $  25,045,000    $   2,760,435
                                                                           -------------    -------------
                                                                           -------------    -------------
                                                                                  Six months ended
                                                                                    December 31,
                                                                           ------------------------------
Allocation of fair value of net assets acquired:                               1998              1997
                                                                           -------------    -------------
     Goodwill and intangible assets................................        $  20,771,000    $   2,353,763
     Accounts receivable...........................................            3,939,000            -
     Inventory and other, net......................................              335,000          406,672
                                                                           -------------    -------------
                                                                           $  25,045,000    $   2,760,435
                                                                           -------------    -------------
                                                                           -------------    -------------

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

                       PRECEPT BUSINESS SERVICES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1998

                                                 Six months ended                     Three months ended
                                                   December 31,                          December 31,
                                          ------------------------------        ------------------------------
                                              1998             1997                 1998              1997
                                          -------------    -------------        -------------    -------------
     Total revenues...................    $  86,250,943    $  87,532,457        $  45,049,943    $  45,042,457
     Income before income taxes ......    $   3,235,086    $   4,237,757        $   1,905,086    $   2,414,757
     Net income.......................    $   1,787,345    $   2,349,674        $   1,096,345    $   1,255,674
     Diluted net income per share.....    $        0.21    $        0.27        $        0.13    $        0.15

         Since December 31, 1998, Precept has acquired one corporate transportation services company which provides executive town car and limousine service primarily in the tri-state New York metropolitan area with annual revenues of $2.0 million. The aggregate consideration for this transaction amounted to $1.4 million, paid $0.2 million in cash and approximately $1.2 million in seller notes and debt assumed. Assets with a preliminary aggregate fair value of $0.9 million were acquired, with a preliminary allocation as follows: $1.6 million to goodwill and intangible assets, $0.4 million to property, plant, and equipment, and $1.1 million
(net) to other liabilities.

         The operational results of this acquisition are not considered to be significant enough to significantly affect the pro forma results presented above; therefore, the pro forma effect of this acquisition on the Company's pro forma operating results has not been separately disclosed.

4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                            December 31,      June 30,
                                              Estimated Lives                  1998             1998
                                              ---------------              -------------    -------------
     Land                                                                  $     455,661    $     411,000
     Buildings                                15 to 40 years                   1,778,279        1,670,926
     Leasehold improvements                    1 to 10 years                     496,156          455,118
     Equipment and vehicles                    3 to 5 years                   11,392,268        7,020,965
     Capitalized leasehold rights              3 to 5 years                    1,385,137        1,353,279
                                                                           -------------    -------------
                                                                              15,507,501       10,911,288
     Accumulated depreciation and amortization....................             6,501,846        5,159,801
                                                                           -------------    -------------
                                                                           $   9,005,655    $   5,751,487
                                                                           -------------    -------------
                                                                           -------------    -------------

5.       INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                                            December 31,       June 30,
                                                                               1998              1998
                                                                           -------------    -------------
     Goodwill..........................................................    $  44,140,607    $  23,955,689
     Non-compete agreements............................................          755,659          755,659
                                                                           -------------    -------------
                                                                              44,896,266       24,711,348
     Accumulated amortization..........................................        5,338,193        5,153,298
                                                                           -------------    -------------
                                                                           $  39,558,073    $  19,558,050
                                                                           -------------    -------------
                                                                           -------------    -------------

                       PRECEPT BUSINESS SERVICES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1998

6.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                            December 31,      June 30,
                                                                               1998             1998
                                                                           -------------    -------------
     Revolving line of credit..........................................    $  23,770,000    $  15,965,478
     Note payable and long-term liability to shareholder...............          510,730          813,803
     Convertible notes payable to sellers..............................        3,054,436        2,114,435
     Capitalized lease obligations and other notes payable.............        4,425,026        2,612,517
                                                                           -------------    -------------
                                                                              31,760,192       21,506,233
     Less current portion due within one year..........................        2,751,880        1,421,477
                                                                           -------------    -------------
     Long-term debt....................................................    $  29,008,312    $  20,084,756
                                                                           -------------    -------------
                                                                           -------------    -------------

         REVOLVING LINE OF CREDIT

         The Company has a $25 million revolving line of credit with its bank for borrowing to finance working capital and acquisition needs. The line of credit bears interest at prime (7.75% at December 31, 1998) or at LIBOR plus a maximum margin of 2.75%. The margin rate may be lower based on the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). As of December 31, 1998, the margin rate was 2.5%. The revolving line of credit includes restrictions as to the current ratios and debt service coverage as well as borrowing restrictions based upon accounts receivable, inventory and property and equipment. The line of credit is secured by substantially all of the assets of the Company. The revolving line of credit is due and payable on March 31, 2001.

7.       SEGMENT INFORMATION

         The table below presents certain segment information from continuing operations for the three- and the six-month periods ended December 31, 1998 and 1997. Intersegment sales included in operating income below amounted to $0 and $3,474 for the business products segment and $150,996 and $165,120 for the transportation services segment for the second quarters ended December 31, 1998 and 1997, respectively. For the first six months in 1999 and 1998, intersegment sales included in operating income below totaled $1,671 and $34,070 for the business products segment and $292,376 and $329,468 for the transportation services segment.

                                               Six months ended                   Three months ended
                                                 December 31,                        December 31,
                                        ------------------------------      ------------------------------
                                            1998             1997               1998               1997
                                        -------------    -------------      -------------      -----------
Operating income:
     Business products.............     $   5,098,693    $   4,367,049      $   2,425,647      $   1,453,522
     Transportation services.......         1,722,311         (283,136)         1,151,074            (99,131)
     Other.........................        (3,053,285)      (2,798,010)        (1,219,278)          (940,956)
                                        -------------    -------------      -------------      -------------
         Total operating income....         3,767,719        1,285,903          2,357,443            413,435
Interest expense...................        (1,191,695)        (286,573)          (723,609)          (110,925)
                                        -------------    -------------      -------------      -------------
Income before income taxes.........     $   2,576,024    $     999,330      $   1,633,834      $     302,510
                                        -------------    -------------      -------------      -------------
                                        -------------    -------------      -------------      -------------

                                                                                     December 31,
                                                                            --------------------------------
                                                                                1998               1997
                                                                            -------------      -------------
Identifiable assets:
     Business products................................................      $  52,517,901      $  31,690,326
     Transportation services..........................................         27,582,295          2,403,033
     Other............................................................          6,219,810          9,100,198
                                                                            -------------      -------------
         Total identifiable assets....................................      $  86,320,006      $  43,193,557
                                                                            -------------      -------------
                                                                            -------------      -------------

                       PRECEPT BUSINESS SERVICES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1998

8.       WEIGHTED AVERAGE SHARES OUTSTANDING

         The following table provides information to reconcile the basic and diluted weighted average shares outstanding for the three-month and six-month periods ended December 31, 1998 and 1997.

                                                                Six  months ended              Three months ended
                                                                  December 31,                    December 31,
                                                           -------------------------       ---------------------------
                                                              1998            1997            1998             1997
                                                           ----------      ---------       ----------       ----------
Basic weighted average shares outstanding:

     Common shares, Class A and Class B, outstanding
         at the beginning of the period..............       7,393,919      6,089,047        8,122,565        6,089,047
     Common shares used to acquire businesses during
         the period..................................       1,064,615           -             335,969             -
                                                           ----------      ---------       ----------       ----------
     Common shares, Class A and Class B, outstanding
         at the end of the period....................       8,458,534      6,089,047        8,458,534        6,089,047
                                                           ----------      ---------       ----------       ----------
                                                           ----------      ---------       ----------       ----------
     Weighted average number of common shares
         outstanding during the period based on the
         number of days outstanding (A)..............       8,057,838      6,089,047        8,458,534        6,089,047
                                                           ----------      ---------       ----------       ----------
                                                           ----------      ---------       ----------       ----------

Diluted weighted average shares outstanding:
     Common stock options:
         Number of outstanding options...............         663,832         46,405          663,832           46,405
         Number of options vested....................          66,405         46,405           66,405           46,405
         Number of options which would be exercised
              based on average market value of
              common stock during the period.........          46,405           -              46,405             -
         Proceeds from exercise of options...........      $   68,218      $    -          $   68,218       $     -
         Common shares repurchased with proceeds.....          21,593           -              23,058             -
         Common shares issued from exercise of
              options, net (B).......................          24,812           -              23,349             -
                                                           ----------      ---------       ----------       ----------
                                                           ----------      ---------       ----------       ----------
     Warrants to purchase common stock:
         Number of warrants outstanding..............         333,930           -             333,930             -
         Number of warrants which would be exercised
              based on average market value of
              common stock during the period.........            -              -                -                -
         Net proceeds from exercise of warrants......      $     -         $    -          $     -          $     -
         Common shares repurchased with proceeds.....            -              -                -                -
         Common shares issued from exercise of
              warrants (C)...........................            -              -                -                -
                                                           ----------      ---------       ----------       ----------
                                                           ----------      ---------       ----------       ----------
     Convertible notes payable:
         Face value of notes which would be
              converted based on average market
              value of common stock during the
              period.................................      $2,470,000      $ 440,000       $2,470,000       $  440,000
         Common shares issued upon conversion (D)....         182,870           -             271,239             -
                                                           ----------      ---------       ----------       ----------
                                                           ----------      ---------       ----------       ----------

     Diluted weighted average common shares
         outstanding  (A + B + C + D)................       8,265,520      6,089,047        8,753,122        6,089,047
                                                           ----------      ---------       ----------       ----------
                                                           ----------      ---------       ----------       ----------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Precept is an independent distributor of custom and stock business products and is a provider of document management services ("Business Products") to businesses in a variety of industries throughout the United States. Precept also operates seven corporate transportation service ("Transportation Services") companies in the United States.

         Precept was one of the first organizations to begin nationwide consolidation of operating companies in the Business Products industry. Since 1991, Precept has acquired 21 companies in the Business Products industry plus 10 in the Transportation Services industry.

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

         ACQUISITIONS

         The Company's results of operations and the comparability of the Company's results of operations from period to period have been significantly affected by businesses acquired in each period. From 1991 through the end of the second quarter of fiscal year 1999, the Company completed 30 acquisitions: 21 business products distribution companies and 9 transportation service companies. Two business products companies acquired in fiscal year 1998 were accounted for using the pooling-of-interests method and, as a result, the consolidated financial statements of the Company have been restated to combine the financial statements of the Company with the pooled companies' financial statements for all periods presented. The remaining acquisitions have been accounted for following the purchase method and, as a result, the results of operations of the acquired companies have been included in the Company's results of operations from the dates of acquisition.

         In the three-month period ended December 31, 1998, the Company acquired one corporate transportation services company located in North Arlington, New Jersey, which provides executive limousine and town car service to the tri-state New York metropolitan area with annual revenues of $14.0 million. This acquisition was paid for with $3.4 million in cash, financed by the Company's revolving line of credit, $3.0 million in fair market value of 336,000 shares of Class A common stock, and $2.6 million in assumed debt.

         In the three-month period ended September 30, 1998, the Company completed the acquisitions of four business products companies located in Salt Lake City, Utah; Houston, Texas; Bangor, Maine; and Florence, South Carolina with combined annual revenues of $34.3 million. Such acquisitions were paid for with an aggregate of $5.8 million in cash, financed by the Company's working capital and revolving line of credit, $1.4 million in seller notes, 729,000 shares of Class A common stock with a fair market value of $9.6 million, and $1.8 million in assumed debt.

         In January 1999, the Company acquired one corporate transportation services company in Canbery, New Jersey, which provides executive limousine and town car service to the tri-state New York metropolitan area with annual revenues of $2.0 million. The aggregate consideration for this transaction amounted to $1.4 million, paid with $0.2 million in cash and approximately $1.2 million in seller notes and debt assumed.

         In the three month period ended December 31, 1997, the Company completed the acquisition of two business products companies located in Tempe, Arizona and Austin, Texas and one corporate transportation service company located in Dallas, Texas. Total annual revenues for the two business products companies amounted to $3.5 million. These companies were acquired with seller notes and assumed debt of $1.3 million. The transportation company's annual revenues totaled $3.4 million. This acquisition was paid for with a seller note of $0.4 million and assumed debt of $0.2 million.

         In the three month period ended September 30, 1997, the Company completed the acquisition of two business products companies located in New York and Fort Worth, Texas with annual revenues of $0.6 million. These acquisitions were paid for with $0.5 million in cash, financed by the Company's revolving line of credit.

         PURCHASE ACCOUNTING EFFECTS

         The Company's acquisitions have been primarily accounted for using the purchase accounting method. The acquisitions have currently affected, and will prospectively affect, the Company's results of operations in certain significant respects. The Company's revenues and operating expenses will be directly affected by the timing of the acquisitions. The aggregate acquisition costs, including assumption of debt, are allocated to the net assets acquired based on the fair market value of such net assets. The allocations of the purchase price results in an increase in the historical book value of certain assets, including property and equipment, and will generally result in the allocation of a portion of the purchase price to goodwill, which results in incremental annual and quarterly amortization expense.

RESULTS OF OPERATIONS

         The following table sets forth various items from continuing operations as a percentage of revenues for the three-month and six-month periods ended December 31, 1998 and 1997.

                                                                           Six months ended      Three months ended
                                                                              December 31,          December 31,
                                                                           -----------------     -----------------
                                                                            1998       1997       1998       1997
                                                                           ------     ------     ------     ------
Revenue:
     Business products............................................          86.2%      93.2%      84.4%      93.8%
     Transportation services......................................          13.8%       6.8%      15.6%       6.2%
                                                                           ------     ------     ------     ------
                                                                           100.0%     100.0%     100.0%     100.0%
Costs and operating expenses:
     Cost of goods sold...........................................          66.5%      66.4%      66.9%      62.7%
     Sales commissions............................................          11.5%      12.5%      10.9%      12.8%
     Selling, general and administrative..........................          15.3%      17.4%      14.9%      21.1%
     Depreciation and amortization................................           1.9%       1.4%       2.0%       1.9%
                                                                           ------     ------     ------     ------
                                                                            95.2%      97.7%      94.7%      98.5%
                                                                           ------     ------     ------     ------
Operating income..................................................           4.8%       2.3%       5.3%       1.5%
Interest expense..................................................           1.5%       0.5%       1.7%       0.4%
                                                                           ------     ------     ------     ------
Income before income taxes........................................           3.3%       1.8%       3.6%       1.1%
Income tax provision..............................................           1.6%       0.7%       1.7%       0.5%
                                                                           ------     ------     ------     ------
Net income........................................................           1.7%       1.1%       1.9%       0.6%
                                                                           ------     ------     ------     ------
                                                                           ------     ------     ------     ------

SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1997

         REVENUE for 1999 increased by $24.3 million, or 43.9%, from $55.4 million in 1998 to $79.7 million in 1999. In 1999, Business Products revenue increased by $16.8 million or 32.4% and Transportation Services revenue increased by $7.5 million or 217.4%. The increase in Business Products revenue was due to the acquisition of nine business products companies during fiscal years 1998 and 1999, which accounted for $12.5 million, and internal growth of $4.3 million. Business Products internal revenue grew 8.4% for the first six months of 1999. Of the total increase in Transportation Services revenue in 1999, $7.2 million was due to the acquisition of five transportation companies.

         COST OF GOODS SOLD for 1999 increased by $16.2 million, or 44.1%, from $36.8 million in 1998 to $53.0 million in 1999. Cost of goods sold for Business Products increased by $11.7 million of which approximately $8.4 million was due to companies acquired after the beginning of fiscal year 1998. Transportation Services cost of goods sold increased by $4.5 million due primarily to the five transportation companies acquired since the beginning of 1998. As a percentage of revenue, cost of goods sold for 1999 increased by 0.1% from 66.4% in 1998 to 66.5% in 1999. This increase was primarily due to the mix of products sold.

         SALES COMMISSIONS increased by $2.3 million, or 32.5%, in 1999, from $6.9 million in 1998 to $9.2 million in 1999 due primarily to the increased level of Business Products revenue. Sales commissions for the Business Products division remained consistent at 13.3% of Business Products revenue. Total commission expense decreased by 1.0% from 12.5% in 1998 to 11.5% in 1999 because the Transportation Services division contributed a higher proportion of consolidated revenue in 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE increased by $2.6 million or 27% in 1999 from $9.6 million in 1998 to $12.2 million in 1999, which included increased expenses of $2.4 million from business products and transportation services companies acquired. As a percentage of revenue, selling, general and administrative expenses have declined by 2.1% from 17.4% in 1998 to 15.3% in 1999. The reduced expenses in existing operations are primarily a result of the Company's continuing efforts and strategy to realize synergies from acquisitions by merging common administrative and support functions.

         DEPRECIATION AND AMORTIZATION EXPENSE increased $0.7 million in 1999 from $0.8 million in 1998 to $1.5 million in 1999 due largely to the size and timing of the companies acquired since the beginning of 1998.

         INTEREST EXPENSE increased by $0.9 million or 315.8% during 1999, from $0.3 million in 1998 to $1.2 million in 1999 principally due to additional debt incurred by the Company in 1998 and 1999 to finance its business acquisitions.

         INCOME TAXES are provided at a 48.0% effective rate in 1999 compared to a 40.0% rate in 1998. This increase is due primarily to an increase in the level of non-deductible expenses, primarily goodwill amortization.

         NET INCOME FROM CONTINUING OPERATIONS increased by $0.7 million or 123.4% in 1999, from $0.6 million in 1998 to $1.3 million in 1999, due to the reasons described above. Diluted earnings per share increased $0.06 from $0.10 in 1998 to $0.16 in 1999. Diluted earnings per share for the six months ended December 31, 1999 are not equal to the sum of the quarterly earnings per share due to the difference in the weighted average number of shares caused by the timing of acquisitions where common stock was used as part of the purchase consideration.

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

         REVENUE for 1999 increased by $18.5 million, or 70.2%, from $26.3 million in 1998 to $44.8 million in 1999. In 1999, Business Products revenue increased by $13.1 million or 53.1% and Transportation Services revenue increased by $5.4 million or 330.6%. The increase in Business Products revenue was due to the acquisition of eight business products companies during fiscal years 1998 and 1999, which accounted for $9.5 million, and internal growth of $3.7 million. Business Products internal revenue grew 15.0% for the second quarter of 1999. Of the total increase in Transportation Services revenue in 1999, $5.1 million was due to the acquisition of five transportation companies, one of which was acquired in the second quarter of fiscal year 1998, three of which were acquired at the end of the third quarter of fiscal year 1998 and one of which was acquired during the second quarter of fiscal 1999.

         COST OF GOODS SOLD for 1999 increased by $13.5 million, or 81.6%, from $16.5 million in 1998 to $30.0 million in 1999. Cost of goods sold for Business Products increased by $10.3 million, of which approximately $6.4 million was due to companies acquired after the first quarter of fiscal year 1998. Transportation Services cost of goods sold increased by $3.2 million due primarily to the five transportation companies acquired since the beginning of the second quarter of 1998. As a percentage of revenue, cost of goods sold for 1999 increased by 4.2% from 62.7% in 1998 to 66.9% in 1999. This percentage increase was primarily the result of proportionately higher sales of lower gross profit product categories and the effect of competitive pricing.

         SALES COMMISSIONS increased by $1.5 million, or 45.6%, in 1999, from $3.4 million in 1998 to $4.9 million in 1999 due primarily to the increased level of Business Products revenue. Sales commissions for the Business Products division decreased by 0.6% from 13.5% in 1998 to 12.9% in 1999 due to a lower level of gross profit, in proportion to revenue, during the second quarter of 1999. Total commission expense decreased by 1.9% from 12.8% in 1998 to 10.9% in 1999 because the Transportation Services division contributed a higher proportion of consolidated revenue in 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE increased by $1.1 million or 20.7% in 1999 from $5.6 million in 1998 to $6.7 million in 1999. Increased expenses of $2.1 million from business products and transportation services companies acquired were offset by $1 million in reduced expenses in existing business products and transportation companies. As a percentage of revenue, selling, general and administrative expenses have declined by 6.2% from 21.1% in 1998 to 14.9% in 1999. The reduced expenses in existing operations are primarily a result of the Company's continuing efforts and strategy to realize synergies from acquisitions by merging common administrative and support functions.

         DEPRECIATION AND AMORTIZATION EXPENSE increased $0.4 million in 1999 from $0.5 million in 1998 to $0.9 million in 1999 due largely to the size and timing of the companies acquired in 1998 and the first two quarters of 1999.

         INTEREST EXPENSE increased by $0.6 million or 552.3% during 1999, from $0.1 million in 1998 to $0.7 million in 1999 principally due to additional debt incurred by the Company in 1998 and 1999 to finance its business acquisitions.

         INCOME TAXES are provided at a 48.0% effective rate in 1999 compared to a 40.0% rate in 1998. This increase is due primarily to an increase in the level of non-deductible expenses, primarily goodwill amortization.

         NET INCOME FROM CONTINUING OPERATIONS increased by $0.7 million or 368.1% in 1999, from $0.2 million in 1998 to $0.8 million in 1999, due to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

         NET CASH FLOWS FROM OPERATING ACTIVITIES. In the first six months of fiscal year 1999, the Company generated $2.0 million in cash from operations as compared to cash use of $1.6 million in the first six months of fiscal year 1998. During the first six months of 1999, the Company's net income, adjusted for non-cash depreciation and amortization charges, amounted to $2.9 million. In addition, the Company reduced its working capital by $0.6 million. During the first six months of 1998, the Company's net income from continuing operations generated the cash flow from operating activities as the Company maintained a relatively stable level of working capital.

         NET CASH FLOWS FROM INVESTING ACTIVITIES. During the first six months of fiscal year 1999, Precept used $8.2 million in cash for investing activities as compared to a use of $0.7 million for investing activities in the first six months of fiscal year 1998. During 1999, the Company acquired four products businesses and one corporate transportation service company and used $9.2 million in cash to finance these acquisitions and to pay for contingent consideration on previous acquisitions. In addition, the Company purchased $0.1 million of equipment for its existing operations. During 1998, the Company acquired three products distribution businesses and one corporate transportation service company for $0.4 million in cash and acquired $0.3 million of equipment.

         NET CASH FLOWS FROM FINANCING ACTIVITIES. In the first six months of 1999, $6.6 million of cash was generated by financing activities as compared to $0.9 million of cash generated by financing activities in the first six months of fiscal year 1998. During the first six months of 1999, Precept increased its outstanding revolving line of credit balance by approximately $7.8 million, primarily to finance acquisitions. In addition, the Company repaid $1.1 million of existing long-term debt, including capital lease obligations. During the first six months of 1998, the Company increased its long-term debt and capital lease obligations by $0.2 million, increased its outstanding revolving line of credit balance by $0.5 million., and received $0.2 million in payments in shareholder notes receivable.

         Management believes that the current levels of operations and the cash flow from such operations, the existing revolving line of credit agreement and the available cash on hand at December 31, 1998 of $2.7 million will be adequate for fiscal year 1999 to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures of approximately $1.5 million for the remainder of fiscal year 1999, and to meet working capital needs.

         The amount of debt available under the Company's current revolving line of credit is $25.0 million. The revolving line of credit bears interest at the lower of prime or LIBOR plus a margin range. The Company has the option of electing a prime or LIBOR based interest rate. The margin range is determined based on the Company's performance against certain ratios, primarily debt and interest coverage. Substantially all the Company's operating assets are pledged as collateral under this line of credit. As of February 8, 1999, the Company had approximately $25.0 million outstanding under the credit facility at an annual interest rate of approximately 8.5%.

         During the first quarter of fiscal year 1999, the Company modified its revolving line of credit from an asset-based facility to a cash flow based facility. Under terms of the revolving line of credit agreement, the Company may borrow up to $25.0 million with the availability determined by a
2.75 multiple of pro forma EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Such amount is adjusted, on a pro forma basis, for the EBITDA of companies acquired by Precept for the portion of a trailing twelve-month period when not owned by Precept. In addition, the pro forma EBITDA includes adjustments for certain costs, principally owners' compensation, which Precept identifies as non-recurring after the acquisition is completed. As of December 31, 1998, Precept's pro forma annual EBITDA amounted to $12.2 million. The Company is in the process of working with its current lender and other commercial lenders to implement a larger debt facility.

         During the first six months of fiscal year 1999 and through the date of this report, the Company has continued to evaluate the debt and equity capital markets. Based on current market conditions, the Company believes that financing strategies available in connection with incurring subordinated debt or a secondary offering of equity are unattractive. The Company is continuing to explore debt and equity financing strategies. Until favorable financing is available to the Company, it is likely that the rate at which the Company acquires companies will be reduced as compared with the rate of acquisitions in the first quarter of fiscal year 1999 or during fiscal year 1998. It is also likely that the Company's rate of growth in revenue, operating income and net income related to acquisitions will likewise be reduced as compared to the first six months of fiscal year 1999 and fiscal year 1998.

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

         YEAR 2000 ISSUE

         During the second quarter of fiscal year 1999 as part of its year 2000 review, the Company's management identified one additional subsidiary that has key information systems that may not be year 2000 compliant. The Company is in the process of working with its software vendors to determine if an upgrade to the key information systems will be sufficient to solve the year 2000 compliance issues. If the upgrade solution does not solve the compliance issues, the Company will implement a plan to integrate the subsidiary's operations into the Company's primary information system by the end of calendar year 1999. The Company's cost to resolve the year 2000 compliance issues at this subsidiary is expected to range from $200,000 to $500,000 during the remainder of calendar year 1999.

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

         DISCLOSURE ABOUT MARKET RISK

         The Company's revolving line of credit provides for interest to be charged at the prime rate or at a LIBOR rate plus a margin of 2.75%. Based on the Company's current level of outstanding revolving line of credit, a 1.0% change in interest rate would result in a $0.3 million annual change in interest expense. The remainder of the Company's debt is at fixed interest rates that are not subject to changes in interest rates. The Company does not own nor is the Company obligated for other significant debt or equity securities that would be affected by fluctuations in market risk.

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

DISCONTINUED OPERATIONS

         As part of its business strategy, Precept has decided to focus on its core businesses and discontinue certain non-core business operations. During the first six months of 1998, the losses from discontinued operations consisted principally of the losses from Precept Holdings, Inc., which owned and operated certain real estate related investments. In September 1998, the Company sold the remaining assets of its discontinued operations consisting of land, a building and an interest in a restaurant to the Company's majority shareholder for $1.2 million in cash.

ITEM 1   LEGAL PROCEEDINGS

         During the second quarter of fiscal year 1999 and through the date of this report, there have been no significant changes to the legal proceedings which affect the Company and are disclosed in the Company's Form 10-K for the year ended June 30, 1998.

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

ITEM 3   DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

         As of December 31, 1998, the Company was not in default of any of its debt or equity securities.

ITEM 4   RESULTS OF VOTES OF HOLDERS

         The Company's annual shareholder meeting was held in Dallas, Texas on November 11, 1998. At such meeting, the following proposals were voted upon and approved by the Company's shareholders. The Class B shareholder voted all 592,142 shares in favor of all four proposals.

                                                                          Class A and Common Shares Voted
                                                                    -------------------------------------------
                                                                                                      Withheld/
Proposal   Description                                                For             Against         Abstained
--------   -----------                                              ---------         --------        ---------
1.         Election of the following directors:
                    J. Livingston Kosberg                           6,179,680                           15,744
                    William W. Solomon, Jr.                         5,311,080                          884,344
                    Sheldon I. Stein                                6,179,247                           16,177
2.         Approval of a 1:7 reverse stock split.                   5,789,079         399,777            6,568
3.         Amendment to the Company's articles of
                    incorporation to change vote required
                    for certain actions.                            5,813,591         108,023          273,810
4.         Ratification of Ernst & Young LLP as independent
                    auditors for the fiscal year ending
                    June 30, 1999.                                  6,095,457          91,235            8,732

ITEM 5   OTHER INFORMATION

         There is no other significant information that the Company believes should be disclosed in this report other than the information that is presented herein and by exhibit.

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

ITEM 6(a)         EXHIBITS

Exhibit No.       Description
-----------       -----------
2.1               Form of Amended and Restated Articles of Incorporation approved by the Company's shareholders and to be filed with the Texas Secretary of State. (1)
22.1              Form of Proxy mailed to the Company's shareholders in connection with the Company's annual shareholder meeting. (1)
27.1              Financial Data Schedule (2)

(1)  Previously included with the Company's Form 10-Q filed November 12, 1998.
(2)  Included as an exhibit to this report.

ITEM 6(b) REPORTS ON FORM 8-K FILED DURING THE PERIOD FROM OCTOBER 1, 1998 THROUGH FEBRUARY 12, 1999 (not filed as exhibits to this report)

         No reports on Form 8-K were filed during the period from October 1, 1998 through February 12, 1999.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of February 12, 1999.

PRECEPT BUSINESS SERVICES, INC.


/s/ David L. Neely                          /s/ William W. Solomon, Jr.
-------------------------------------       -----------------------------------
David L. Neely                              William W. Solomon, Jr.
Chairman and Chief Executive Officer        Senior Vice President and Chief
                                            Financial Officer