Form 10-Q
period 1999-03-31
PRECEPT BUSINESS SERVICES INC
filed 1999-05-17
CIK 1051285

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of April 30, 1999, there were 7,881,006 outstanding shares of Class A Common Stock, 592,142 outstanding shares of Class B Common Stock and 333,929 outstanding warrants to purchase shares of Class A Common Stock.

===============================================================================

                         PRECEPT BUSINESS SERVICES, INC.

                               INDEX TO FORM 10-Q

DESCRIPTION                                                                             PAGE
-----------                                                                             ----
PART I      FINANCIAL INFORMATION

Item 1      Condensed Consolidated Balance Sheets as of
                March 31, 1999 and June 30, 1998 .................................        3
            Condensed Consolidated Statements of Operations
                for the nine-month and the three-month periods ended
                March 31, 1999 and 1998...........................................        4
            Condensed Consolidated Statements of Cash Flows for the
                nine-month periods ended March 31, 1999 and 1998..................        6
            Condensed Consolidated Statements of Changes in
                Shareholders' Equity for the nine-month periods ended
                March 31, 1999 and 1998...........................................        7
            Notes to Condensed Consolidated Financial Statements..................        8

Item 2      Management's discussion and analysis of financial
                condition and results of operations...............................       16

PART II     OTHER INFORMATION

Item 1      Legal proceedings.....................................................       25

Item 2      Changes in securities and use of proceeds.............................       25

Item 3      Defaults by the company on its senior securities......................       25

Item 4      Results of votes of holders...........................................       25

Item 5      Other information.....................................................       25

Item 6      Exhibits and reports on Form 8-K......................................       26

            Signature.............................................................       27

                                          PRECEPT BUSINESS SERVICES, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,         June 30,
                                                                                    1999              1998
                                                                                  ---------         ---------
                                                  ASSETS

Current assets:

   Cash and cash equivalents.............................................      $     510,476     $   2,291,303
   Trade accounts receivable, net of $1,395,000 and $404,000
       allowance for doubtful accounts, respectively.....................         20,463,506        15,595,234
   Accounts receivable from affiliates...................................          1,022,825         1,186,908
   Other accounts receivable.............................................          1,265,718         1,609,529
   Inventory.............................................................          5,597,938         5,133,484
   Other current assets..................................................          2,216,922           805,151
   Deferred income taxes.................................................          1,531,986           499,264
   Net assets of discontinued operations.................................                  -         1,115,125
                                                                             ---------------------------------
       Total current assets..............................................         32,609,371        28,235,998

Property and equipment, net..............................................          7,530,651         5,751,487
Intangible assets, net...................................................         38,785,022        19,558,050
Deferred income taxes....................................................          1,101,681         1,102,372
Other assets.............................................................            850,509         1,838,697
                                                                             ---------------   ---------------
           Total assets..................................................      $  80,877,234     $  56,486,604
                                                                               =============     =============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable................................................      $  12,225,246     $   5,844,671
   Accrued compensation..................................................          1,373,983         1,943,964
   Other accounts payable and accrued expenses...........................          9,838,414         5,189,268
   Current portion of long-term debt.....................................          2,892,392         1,421,477
                                                                             ---------------   ---------------
       Total current liabilities.........................................         26,330,035        14,399,380

Long-term debt...........................................................         29,676,880        20,084,756
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $1.00 par value; 3,000,000 authorized shares,
    none issued .........................................................                  -                 -
   Class A common stock, $0.01 par value; 100,000,000 authorized shares
       and 8,029,642 and 6,870,126 issued shares, respectively...........             80,296            68,701
   Class B common stock, $0.01 par value; 10,500,000 authorized shares
       and 592,142 shares outstanding....................................              5,921             5,921
   Additional paid-in capital............................................         36,450,733        23,515,022
   Retained earnings (accumulated deficit)...............................        (10,455,556)       (1,395,905)
                                                                             ----------------  ----------------
                                                                                  26,081,394        22,193,739

   Class A treasury stock - 148,636 shares...............................         (1,211,075)         (191,271)
                                                                             ----------------  ----------------
       Total shareholders' equity........................................         24,870,319        22,002,468
                                                                             ---------------   ---------------
           Total liabilities and shareholders' equity....................      $  80,877,234     $  56,486,604
                                                                               =============     =============



     See accompanying notes to condensed consolidated financial statements.

                           PRECEPT BUSINESS SERVICES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           Nine months ended
                                                                                 March 31,
                                                                     ------------------------------
                                                                          1999            1998
                                                                     -------------    -------------
Revenue:
   Business products................................................ $ 103,873,555    $  80,516,847
   Transportation services..........................................    17,991,729        5,663,059
                                                                     -------------    -------------
                                                                       121,865,284       86,179,906

Costs and expenses:
   Cost of goods sold...............................................    80,484,287       56,741,177
   Sales commissions................................................    14,090,459       10,534,447
   Selling, general and administrative..............................    19,102,466       15,615,314
   Depreciation and amortization....................................     2,460,114        1,264,487
   Goodwill write-down and other non-recurring charges..............    14,283,000                -
   Non-recurring acquisition costs..................................       180,000          485,555
                                                                     -------------    -------------
                                                                       130,600,326       84,640,980
                                                                     -------------    -------------
Operating income (loss).............................................    (8,735,042)       1,538,926

Interest expense....................................................     1,856,595          542,830
                                                                     -------------    -------------

Income (loss) from continuing operations before income taxes........   (10,591,637)         996,096

Income tax provision ...............................................    (1,531,986)         398,438
                                                                     --------------   -------------

Income (loss) from continuing operations............................    (9,059,651)         597,658

Loss from discontinued operations, net of applicable income taxes...             -         (467,392)
                                                                     --------------   -------------

Net income (loss)................................................... $  (9,059,651)   $     130,266
                                                                     ==============   =============

Basic net income per share:
   Income (loss) from continuing operations......................... $       (1.10)  $         0.09
   Loss from discontinued operations................................             -            (0.07)
                                                                     -------------    -------------
   Net income (loss)................................................ $       (1.10)  $         0.02
                                                                     =============   ==============
Weighted average shares outstanding.................................     8,207,717        6,391,557

Diluted net income per share:
   Income (loss) from continuing operations......................... $       (1.08)   $        0.09
   Loss from discontinued operations................................             -            (0.07)
                                                                     -------------    -------------
   Net income (loss)................................................ $       (1.08)   $        0.02
                                                                     =============    =============

   Weighted average shares outstanding..............................     8,380,327        6,436,760

    See accompanying notes to condensed consolidated financial statements

                                 PRECEPT BUSINESS SERVICES, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Three months ended
                                                                                  March 31,
                                                                       ------------------------------
                                                                            1999            1998
                                                                       -------------    -------------
Revenue:
   Business products.................................................  $  35,096,489    $  29,188,752
   Transportation services...........................................      7,115,002        1,623,738
                                                                       -------------    -------------
                                                                          42,211,491       30,812,490

Costs and expenses:
   Cost of goods sold................................................     27,482,917       21,769,016
   Sales commissions.................................................      4,910,852        3,605,986
   Selling, general and administrative...............................      6,924,309        4,208,818
   Depreciation and amortization.....................................        933,174          490,092
   Goodwill write-down and other non-recurring charges...............     14,283,000                -
   Non-recurring acquisition costs...................................        180,000          485,555
                                                                       -------------    -------------
                                                                          54,714,252       30,559,467
                                                                       -------------    -------------
Operating income (loss)..............................................    (12,502,761)         253,023

Interest expense.....................................................        664,900          256,257
                                                                       -------------    -------------

Loss from continuing operations before income taxes..................    (13,167,661)          (3,234)

Income tax provision ................................................     (2,768,278)          (1,294)
                                                                       -------------    -------------

Loss from continuing operations......................................    (10,399,383)          (1,940)

Loss from discontinued operations, net of applicable income taxes....              -         (223,084)
                                                                       -------------    -------------

Net loss.............................................................  $ (10,399,383)   $    (225,024)
                                                                       =============    =============

Basic net income per share:
   Income (loss) from continuing operations..........................  $       (1.22)   $       (0.00)
   Loss from discontinued operations.................................              -            (0.04)
                                                                       -------------    -------------
   Net loss..........................................................  $       (1.22)   $       (0.04)
                                                                       =============    =============
   Weighted average shares outstanding...............................       8,512,210       6,391,878

Diluted net income per share:
   Income (loss) from continuing operations..........................  $       (1.20)   $       (0.00)
   Loss from discontinued operations.................................              -            (0.04)
                                                                       -------------    -------------
   Net loss..........................................................  $       (1.20)   $       (0.04)
                                                                       =============    =============

   Weighted average shares outstanding...............................      8,679,484        6,347,402

     See accompanying notes to condensed consolidated financial statements.

                                        PRECEPT BUSINESS SERVICES, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Nine months ended
                                                                                        March 31,
                                                                            -------------------------------
                                                                                 1999             1998
                                                                            --------------   --------------
Cash flows from operating activities:
   Net income (loss).......................................................  $  (9,059,651)   $     130,266
   Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
       Depreciation and amortization.......................................      2,460,114        1,264,487
       Deferred income taxes...............................................      1,032,722          499,264
       Goodwill write-down and other non-recurring charges.................     14,283,000             -
       Non-recurring acquisition costs.....................................        180,000          485,555
       Changes in operating assets and liabilities, net of effects from acquisitions:
           Trade accounts receivable.......................................     (1,790,787)      (1,987,788)
           Accounts receivable from affiliates.............................        164,083         (260,153)
           Other accounts receivable.......................................        343,811         (407,718)
           Inventory.......................................................       (223,196)      (2,821,872)
           Other current assets............................................       (718,779)        (540,791)
           Income taxes refundable.........................................              -         (234,079)
           Net assets of discontinued operations...........................              -        1,719,497
           Trade accounts payable..........................................      4,018,501        1,353,727
           Accrued compensation............................................     (1,943,964)        (238,559)
           Other assets and liabilities, net...............................     (1,342,379)       6,367,281
                                                                             --------------   -------------
       Net cash provided by operating activities...........................      7,403,475        3,385,153
                                                                             -------------    -------------

Cash flows provided by (used in) investing activities:
   Acquisitions of businesses, including earnout payments..................    (16,128,345)      (7,086,000)
   Sale of net assets of discontinued operations...........................      1,115,125                -
   Acquisition of property and equipment, net..............................      1,948,350         (857,713)
                                                                             -------------    --------------
       Net cash used in investing activities...............................    (14,024,870)      (7,943,713)
                                                                             --------------   --------------

Cash flows provided by (used in) financing activities:
   Repayment of shareholder notes receivable...............................              -          208,060
   Payments on long-term debt..............................................     (1,049,878)        (227,305)
   Payments of capital lease obligations...................................     (2,644,076)         (74,193)
   Borrowings on revolving line of credit, net of repayments...............      8,534,522        4,408,120
                                                                             -------------    -------------
       Net cash provided by financing activities...........................      4,840,568        4,314,682
                                                                             -------------    -------------

Decrease in cash and cash equivalents......................................     (1,780,827)        (243,878)
Cash and cash equivalents at beginning of period...........................      2,291,303        1,675,824
                                                                             -------------    -------------
Cash and cash equivalents at end of period.................................  $     510,476    $   1,431,946
                                                                             =============    =============

Cash paid for:
   Interest................................................................  $   1,420,467    $     657,631
   Income taxes............................................................  $     212,544    $     676,341

          See accompanying notes to condensed consolidated financial statements

                              PRECEPT BUSINESS SERVICES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                             RETAINED
                                CLASS A      CLASS B       ADDITIONAL        EARNINGS                        TOTAL
                                COMMON       COMMON         PAID-IN        (ACCUMULATED                   SHAREHOLDERS'
                                 STOCK       STOCK          CAPITAL           DEFICIT)         OTHER         EQUITY
                              -----------------------    ------------    --------------     -----------   -------------
Balance, June 30, 1998......   $ 68,701    $  5,921      $ 23,515,022    $  (1,395,905)     $ (191,271)   $ 22,002,468

Issuance of shares to
   acquire businesses.......     10,646           -        12,533,319                -               -      12,543,965
Conversion of notes and
   exercise of stock
   options..................        949           -           402,392                -          (20,603)       382,739
Stock re-purchase...........          -           -                 -                -         (999,201)      (999,201)
Net income..................          -           -                 -       (9,059,651)               -     (9,059,651)
                               ---------   ---------     --------------  ----------------   ------------   --------------

Balance, March 31, 1999.....   $ 80,296    $  5,921      $ 36,450,733    $ (10,455,556)     $(1,211,075)    $ 24,870,319
                               =========   ========      =============   ===============    ===========    =============

Balance, June 30, 1997......   $ 46,458    $ 14,433      $ 17,803,121    $    (750,062)     $(1,012,307)    $ 16,101,643

Issuance of shares to
   acquire businesses.......     13,732           -         4,265,243                -                -        4,278,975
Repayment of shareholder
   notes receivable.........          -           -                 -                -          208,060          208,060
Net income..................          -           -                 -          130,266                -          130,266
                               ---------   ---------     --------------  ----------------   ------------   --------------
Balance, March 31, 1998.....   $ 60,190    $ 14,433      $ 22,068,364    $    (619,796)      $ (804,247)    $ 20,718,944
                               =========   ========      =============   ===============    ===========    =============


         See accompanying notes to condensed consolidated financial statements.

                         PRECEPT BUSINESS SERVICES, INC.

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1999

1.       BUSINESS

         Precept Business Services, Inc. and its subsidiaries ("Precept" or the "Company") primarily engage in business products distribution management and services and, to a lesser extent, in executive chauffeured limousine, livery and courier services. The business products management business comprises arranging for the manufacture, storage, and distribution of business forms, computer supplies, advertising information and other related business products for small- to large-sized corporate customers. Precept operates from offices throughout the United States. The transportation services are provided from locations in the tri-state New York metropolitan area and in the states of Texas, Michigan, Kentucky and Ohio.

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

         FISCAL YEAR END AND QUARTERLY REPORTING PERIODS

         The Company maintains a June 30 fiscal year end and ends its quarterly reporting periods on September 30, December 31, and March 31, respectively. For purposes of the Company's current report on Form 10-Q, references to 1999 and 1998 are meant to be the three-month or nine-month reporting periods ended March 31, 1999 and 1998, respectively.

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

                         PRECEPT BUSINESS SERVICES, INC.

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1999

         The financial information for the year ended June 30, 1998 is derived from the Company's audited financial statements for the same year as included in the Company's Form 10-K for fiscal year 1998.

         COMPREHENSIVE INCOME

         The Company adopted the new accounting standard on comprehensive income in the first quarter of fiscal year 1999, which requires companies to disclose comprehensive income separately from net income from operations. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) is equal to net earnings as presented in the consolidated statements of operations for the three and nine months ended March 31, 1999 and 1998.

3.       ACQUISITIONS

         In the quarter ended March 31, 1999, the Company acquired one corporate transportation services company which provides executive town car and limousine service primarily in the tri-state New York metropolitan area with annual revenues of $2.0 million. This acquisition was accounted for using the purchase method of accounting. For this purchase acquisition, the aggregate acquisition cost was allocated to the net assets acquired based on the fair market value of such net assets. The operating results of this company have been included in the Company's historical results of operations for all periods following the acquisition. The aggregate acquisition cost for this purchased business amounted to $1.3 million, paid $0.2 million in cash, funded by working capital and the Company's line of credit and $1.1 million in seller notes and debt assumed.

         During the second quarter of fiscal year 1999, the Company acquired one corporate transportation services company located in North Arlington, New Jersey, which provides executive limousine and town car service to the tri-state New York metropolitan area with annual revenues of $14.0 million. This acquisition was accounted for using the purchase method of accounting. For this purchase acquisition, the aggregate acquisition cost was allocated to the net assets acquired based on the fair market value of such net assets. The operating results of this company have been included in the Company's historical results of operations for all periods following the acquisition. The aggregate acquisition cost for this purchased business amounted to $9.0 million and consisted of $3.4 million in cash, funded by working capital and the Company's revolving line of credit, 0.3 million shares of Class A common stock with an aggregate fair market value of $3.0 million, and $2.6 million in assumed debt and transaction costs.

         During the first quarter of fiscal year 1999, Precept acquired four business products distribution companies with combined annual revenues of $34.3 million. These acquisitions were accounted for using the purchase method of accounting. For each of these purchase acquisitions, the aggregate acquisition cost was allocated to the net assets acquired based on the fair market value of such net assets. The operating results of such companies have been included in the Company's historical results of operations for all periods following the acquisition. The aggregate acquisition cost for such purchased businesses amounted to $18.6 million and consisted of $5.7 million in cash, funded by working capital and the Company's revolving line of credit, 0.7 million shares of Class A common stock with an aggregate fair market value of $9.6 million, and
3.3 million in seller notes and assumed debt.

                         PRECEPT BUSINESS SERVICES, INC.

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1999

         In the third quarter of fiscal year 1998, the Company acquired U.S. Transportation Systems, Inc. ("USTS"), a publicly traded company in the transportation services industry. On March 18, 1998, Precept issued 1,373,214 shares of its Class A common stock and 259,286 warrants to purchase Class A common stock for a total value of $4.4 million, assumed and repaid debt of $5.3 million and incurred $1.1 million in direct acquisition costs. Precept acquired four of the operating businesses of USTS that provided chauffeured limousine, livery and long-haul trucking services based in New York, Michigan, Ohio, Northern Kentucky and the Carolinas. In the fourth quarter of 1998, Precept sold its 75% interest in the long-haul trucking business, U.S. Trucking Inc. ("USTI") to the owners of the 25% minority interest in USTI in exchange for $0.2 million in cash and an interest bearing note receivable for $1.8 million, which note has been fully reserved. The purchase price of USTS has been allocated as follows:
$12.8 million to goodwill, $0.9 million to accounts receivable, $6.4 million to long-term debt, $3.7 million to accounts payable and accrued liabilities and $0.8 million to other assets.

         In the second quarter of fiscal year 1998, the Company completed the acquisition of two business products companies located in Tempe, Arizona and Austin, Texas and one corporate transportation service company located in Dallas, Texas. These acquisitions were accounted for using the purchase method of accounting. Total annual revenues for the two business products companies amounted to $3.5 million. These companies were acquired with seller notes and assumed debt of $1.3 million. The purchase of these two business products companies has been allocated as follows: $30,498 to equipment and $1.3 million to goodwill. The transportation company's annual revenues totaled $3.4 million. This acquisition was paid for with a seller note of $0.4 million and assumed debt of $0.2 million and was allocated as follows: $0.2 million to vehicles and other assets and $0.4 million to goodwill.

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

         In the fourth quarter of fiscal year 1998, the Company issued 0.9 million shares of its Class A common stock with an aggregate fair market value of $18.3 million at the date of acquisition in order to acquire two business products distribution companies, InfoGraphix Inc. and MBF Corporation. These acquisitions have been accounted for using the pooling of interests method of accounting. The Company's consolidated financial statements give retroactive effect to the acquisitions of such companies for all periods presented.

         The following presents the separate results from continuing operations, in the third quarter and for the first nine months of fiscal year 1998, of the Company (excluding the results of InfoGraphix and MBF prior to the dates on which they were acquired) and of InfoGraphix and MBF up to the dates on which they were acquired.

                                               Nine months ended     Three months ended
                                                 March 31, 1998         March 31, 1998
                                                 --------------         --------------
Revenue:
   Company (excluding InfoGraphix and MBF).....    $57,051,797            $19,172,405
   InfoGraphix.................................     16,570,903              4,859,065
   MBF.........................................     12,557,206              6,781,020
                                                   ------------           -----------
   Company.....................................    $86,179,906            $30,812,490
                                                   ===========            ===========
Net income (loss):
   Company (excluding InfoGraphix and MBF).....    $   206,494            $    12,333
   InfoGraphix.................................         24,114               (273,917)
   MBF.........................................        367,050                259,644
                                                   ------------           -----------
   Company.....................................    $   597,658                 (1,940)
                                                   ============           ===========

                          PRECEPT BUSINESS SERVICES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   March 31, 1999

         The following table summarizes the consideration for the purchase acquisitions completed and the fair value of the assets acquired.

                                                                  Nine months ended
                                                                      March 31,
                                                           ----------------------------
                                                               1999            1998
                                                           ------------    ------------
Purchase consideration:
   Cash paid............................................   $  9,365,000    $  5,735,000
   Amounts due sellers of acquired businesses...........      2,060,000       1,168,000
   Stock and warrants issued............................     12,544,000       4,318,000
   Liabilities assumed..................................      2,297,000       3,911,000
   Other................................................        179,000          60,000
                                                           ------------    ------------
Fair value of net assets acquired.......................   $ 26,445,000    $ 15,192,000
                                                           ============    ============

                                                                  Nine months ended
                                                                      March 31,
                                                           ----------------------------
                                                               1999            1998
                                                           ------------    ------------
Allocation of fair value of net assets acquired:
   Goodwill and intangible assets.......................   $ 22,371,000    $ 15,154,000
   Accounts receivable..................................      3,939,000         878,000
   Inventory and other, net.............................        135,000        (840,000)
                                                           ------------    ------------
                                                           $ 26,445,000    $ 15,192,000
                                                           =============   =============


         The following table presents the pro forma results of continuing operations as if all the acquisitions described above had occurred at the beginning of each period presented. Pro forma adjustments reflect additional amortization expense since the excess of acquisition cost over the fair value of the assets acquired is amortized for a full period. Pro forma adjustments also reflect additional interest expense due to the related debt being outstanding for a full period. The income tax effect of the pro forma adjustments has also been reflected. These pro forma results are presented for comparative purposes only and do not purport to be indicative of what would have occurred had the businesses actually been acquired as of those dates or of results which may occur in the future. The pro forma results of operations presented below exclude goodwill write-down and other non-recurring charges that were recorded during the third quarter of 1999.

                                              Nine months ended               Three months ended
                                                    March 31,                      March 31,
                                          ----------------------------    ---------------------------
                                             1999            1998             1999           1998
                                          -------------   ------------    ------------   ------------
     Total revenues...................    $ 133,089,011   $136,249,285    $ 42,370,326   $ 44,273,299
     Income before income taxes ......    $   5,192,710   $  6,675,203    $  1,261,566   $  1,892,813
     Net income.......................    $   2,700,209   $  3,540,224    $    656,014   $    984,263
     Diluted net income per share.....    $        0.32   $       0.58    $       0.08   $       0.16

         If the goodwill write-down and other non-recurring charges had been included in the pro forma results for the three-month and nine-month periods ended March 31, 1999, income before income taxes would have been ($13,201,434) and ($9,270,290), respectively, net income would have been ($ 10,416,746) and ($8,372,551), respectively, and diluted net income per share would have been ($1.20) and ($1.00), respectively.

         Since March 31, 1999, Precept has acquired two corporate transportation services companies which provide executive town car and limousine service primarily in the tri-state New York metropolitan area with annual revenues of $6.7 million. The aggregate consideration for these transactions amounted to $9.1 million, paid $2.2 million in cash, $4.4 million in common stock, $0.2 million in preferred stock and approximately $2.3 million in debt assumed. Assets with a preliminary aggregate fair value of $9.1 million were acquired, with a preliminary allocation as follows: $7.1 million to goodwill and intangible assets, $2.0 million to property, plant, and equipment, $0.3 million to accounts receivable, and $0.3 million (net) to other liabilities.

                               PRECEPT BUSINESS SERVICES, INC.

                   Notes to Condensed Consolidated Financial Statements
                                       March 31, 1999

         The operational results of these acquisitions are not considered to be significant enough to significantly affect the pro forma results presented above; therefore, the pro forma effects of these acquisitions on the Company's pro forma operating results have not been separately disclosed.

4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                        March 31,        June 30,
                                              Estimated Lives             1999             1998
                                              ---------------        -------------       ---------
     Land                                                            $     411,000    $     411,000
     Buildings                                15 to 40 years             1,778,854        1,670,926
     Leasehold improvements                    1 to 10 years               769,951          455,118
     Equipment and vehicles                    3 to 5 years             10,441,723        7,020,965
     Capitalized leasehold rights              3 to 5 years              1,243,147        1,353,279
                                                                     -------------    -------------
                                                                        14,644,675       10,911,288

     Accumulated depreciation and amortization....................       7,183,059        5,159,801
                                                                     -------------    -------------
                                                                     $   7,530,651    $   5,751,487
                                                                     =============    =============

5.       INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                                       March 31,         June 30,
                                                                        1999               1998
                                                                     -------------    -------------
     Goodwill......................................................  $  43,619,517    $  23,955,689
     Non-compete agreements........................................        755,659          755,659
                                                                     -------------    -------------
                                                                        44,375,176       24,711,348
     Accumulated amortization......................................      5,590,154        5,153,298
                                                                     -------------    -------------
                                                                     $  38,785,022    $  19,558,050
                                                                     =============    =============


6.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                      March 31,         June 30,
                                                                        1999              1998
                                                                    -------------    -------------
     Revolving line of credit.....................................  $  24,500,000    $  15,965,478
     Note payable and long-term liability to shareholder..........        357,823          813,803
     Convertible notes payable to sellers.........................      3,359,599        2,114,435
     Capitalized lease obligations and other notes payable........      4,351,850        2,612,517
                                                                    -------------    -------------
                                                                       32,569,272       21,506,233

     Less current portion due within one year.....................      2,892,392        1,421,477
                                                                    -------------    -------------
     Long-term debt...............................................  $  29,676,880    $  20,084,756
                                                                    =============    =============


         REVOLVING LINE OF CREDIT

         On March 20, 1999, the Company completed a $40 million revolving line of credit with its two banks for borrowing to finance working capital and acquisition needs. The line of credit bears interest at prime (7.75% at March 31, 1999) plus 1.75% or at LIBOR plus a maximum margin of 2.75%. The margin rate may be lower based on the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). As of March 31, 1999, the margin rate was 2.75%. The revolving line of credit includes restrictions on the level of interest coverage, debt to EBITDA coverage, net worth levels, dividend restrictions and capital expenditure limits. The line of credit is secured by substantially all of the assets of the Company. The revolving line of credit is due and payable on March 31, 2001. The amount of the line of credit which is available is determined by a ratio of three times the trailing twelve months pro forma EBITDA. The pro forma EBITDA gives effect to the acquisitions made by the Company which are not included in the historical results of the Company with certain adjustments for compensation and non-recurring expenses. The amount available is adjusted concurrent with each acquisition.

                         PRECEPT BUSINESS SERVICES, INC.

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1999

         Two banks, Bank One, Texas, NA and Wells Fargo Bank, NA, participated in this Credit Agreement. The Credit Agreement provides for an increase of $10 million if new lenders join the banking group or existing lenders increase their levels of commitment.

         The Credit Agreement includes other customary covenants and conditions relating to the conduct and operation of Precept's business. Specifically, each quarter, Precept will be subject to a 3:1 EBITDA to interest coverage ratio, to minimum net worth levels, and to limits on capital expenditures. In addition, acquisitions of companies with a purchase price greater than $7.5 million individually and $25 million on an aggregate annual basis will require approval from the banking group.

7.       SEGMENT INFORMATION

         The table below presents certain segment information from continuing operations for the three- and the nine-month periods ended March 31, 1999 and 1998. Intersegment sales included in operating income below were not significant for the third quarters ended March 31, 1999 and 1998, respectively. For the first nine months in 1999 and 1998, intersegment sales included in operating income below were not significant for the business products segment and amounted to $292,376 and $333,758 for the transportation services segment.


                                               Nine months ended                   Three months ended
                                                   March 31,                           March 31,
                                       ------------------------------       ---------------------------------
                                           1999             1998                1999                 1998
                                        -------------    -------------      -------------      --------------
Operating income:
     Business products...............   $   7,108,767     $  5,834,012      $   2,164,698      $   1,911,909
     Transportation services.........       3,317,253          (35,382)         1,442,767            (66,806)
     Other...........................     (19,161,062)      (4,259,704)       (16,110,226)        (1,592,080)
                                        -------------     ------------      -------------      -------------
         Total operating income......      (8,735,042)       1,538,926        (12,502,761)           253,023
Interest expense.....................       1,856,595          542,830            664,900            256,257
                                        -------------     ------------      -------------      -------------
Income before income taxes...........   $ (10,591,637)    $    996,096      $ (13,167,661)     $      (3,234)
                                        ==============   ==============     ===============    ===============

                                                                                March 31,         June 30,
                                                                                 1999               1998
                                                                            -------------      -------------
Identifiable assets:

     Business products................................................      $  50,663,836      $  39,173,092
     Transportation services..........................................         24,435,805         15,944,523
     Other............................................................          5,777,593          1,368,989
                                                                            -------------      -------------
         Total identifiable assets....................................      $  80,877,234      $  56,486,604
                                                                            ==============     =============


8.       WEIGHTED AVERAGE SHARES OUTSTANDING

         The following table provides information to reconcile the basic and diluted weighted average shares outstanding for the three-month and nine-month periods ended March 31, 1999 and 1998.

                                                                Nine months ended                Three months ended
                                                                    March 31,                         March 31,
                                                         ------------------------------     -------------------------
                                                            1999              1998              1999            1998
                                                         -------------     -------------    -------------     ---------
Basic weighted average shares outstanding:
     Common shares, Class A and Class B, outstanding
         at the beginning of the period..............      7,393,919         6,232,854         8,458,475      6,232,854

     Common shares repurchased.......................        (79,000)                -                 -              -
     Common shares issued upon exercise of options...         45,415                 -                 -              -
     Common shares issued upon conversion of note
         receivable..................................         47,250                 -                 -              -


                                      PRECEPT BUSINESS SERVICES, INC.

                           Notes to Condensed Consolidated Financial Statements
                                              March 31, 1999


     Common shares used to acquire businesses during
         the period..................................     1,064,615     1,230,357              -     1,230,357
                                                        ------------  -----------     ----------    -----------

     Common shares, Class A and Class B, outstanding
         at the end of the period....................     8,473,148     7,463,211      8,473,148     7,463,211
                                                        ===========    ===========    ===========   ==========
     Weighted average number of common shares
         outstanding during the period based on the
         number of days outstanding (A)..............     8,207,717     6,391,557      8,512,210     6,391,878
                                                        ===========    ===========    ===========   ==========

Diluted weighted average shares outstanding:
     Common stock options:
         Number of outstanding options...............       544,605        46,405        544,605        46,405
         Number of options vested....................           255        46,405            255        46,405
         Number of options which would be exercised
             based on average market value of
             common stock during the period..........             -        46,405              -        46,405
         Proceeds from exercise of options...........   $         -     $  20,603     $        -        20,603
         Common shares repurchased with proceeds.....             -           721              -           721
         Common shares issued from exercise of
              options, net (B).......................             -        45,684              -        45,684
                                                        ===========    ===========    ===========   ==========
     Warrants to purchase common stock:
         Number of warrants outstanding..............       326,668       326,688        326,668       326,668
         Number of warrants which would be exercised
              based on average market value of
              common stock during the period.........             -             -              -             -
         Net proceeds from exercise of warrants......   $         -     $       -     $        -    $        -
         Common shares repurchased with proceeds.....             -             -              -             -
         Common shares issued from exercise of
              warrants (C)...........................             -             -              -             -
                                                        ===========    ===========    ===========   ==========
     Convertible notes payable:
         Face value of notes which would be converted
             based on average market value of common
             stock during the period..................  $ 2,590,000     $  440,000    $2,590,000   $   440,000
         Interest expense savings, net of tax
              effect, on notes which would be
              converted..............................   $   141,150     $   13,728    $   47,050   $     4,576
         Common shares which would be repurchased
              with net interest savings at average
              market price during period (D).........        10,783            481         3,853           160
                                                        ===========    ===========    ===========   ==========
         Common shares issued upon conversion (E)....       183,393              -       171,127             -
                                                        ===========    ===========    ===========   ==========
     Diluted weighted average common shares
         outstanding  (A + B + C - D + E)............      8,380,327      6,436,760    8,679,484     6,437,402
                                                        ===========    ===========    ===========   ==========



9. GOODWILL WRITE-DOWN AND OTHER NON-RECURRING CHARGES

         In the third quarter of fiscal year 1999, Precept recorded goodwill write-down and other non-recurring charges totaling $14.3 million relating to matters and events which occurred during the third quarter of fiscal year 1999. The significant components are described below.

                        PRECEPT BUSINESS SERVICES, INC.

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1999

         GOODWILL

         Precept received formal notification from Ford Motor Company that the contract for employee bus shuttle service would not be renewed after June 30, 1999. As a result, Precept evaluated the undiscounted cash flows that will be generated by the remaining operations at its Dearborn, Michigan location. The Company determined that the cash flows were less than the carrying amount of the net book value of the intangible assets for this location. As a result, the Company wrote off the amount, $7.4 million, by which the net book value of the intangible assets exceeded the discounted cash flows expected to be generated by the operations in Dearborn. In addition, as part of the Company's periodic assessment of the appropriateness of the carrying value of its long-lived assets, the Company also wrote-off the net book value of the intangible assets associated with one of its branch offices.

         MBF

         On February 16, 1999, substantially all of the management, sales force and employees of MBF Corporation ("MBF") and Mail/Source, Inc. resigned from the Company to join a competitor, Peregrine Corporation ("Peregrine") that had been founded and funded by the same individuals. In response to this departure, Precept has sued Peregrine and the former legal officers of MBF for damages. Precept continues to pursue its litigation for damages while also discussing potential financial settlements. As a result of this departure, Precept is in the process of closing and selling its sales offices and warehouses, collecting outstanding accounts receivable, selling inventories and settling its remaining trade, lease, tax and other obligations. As part of this effort, Precept has identified $2.6 million of asset write-downs and other charges expected to be incurred in connection with winding down the operations of MBF. These charges include expected losses on the sale of inventories and of land and buildings, expected losses on the collection of accounts receivable, remaining lease obligations, litigation costs, termination costs, and other liabilities.

         OTHER

         During the third quarter of 1999, Precept recorded $4.3 million of non-recurring charges. These included an investment of $0.5 million in the preferred stock of an entertainment company which was written down to zero value to reflect management's estimate of the recoverability of its investment due to financial difficulties and financial restructuring of the entertainment company. As part of the ongoing litigation with John Alden Insurance Company, Precept adjusted the value of its trade receivable by $0.5 million to reflect the expected settlement of the litigation. The Company also wrote down the value of certain notes receivable by $0.5 million to their expected net realizable value. Inventory and trade accounts receivable valuation reserves were increased by $0.9 million. The Company increased its health claim reserve by $0.3 million based on health claim payment trends during the third quarter of 1999. Other reserves and liabilities increased by $1.6 million to address various matters and evens which occurred during the third quarter of 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Precept is an independent distributor of custom and stock business products and is a provider of document management services ("Business Products") to businesses in a variety of industries throughout the United States. Precept also operates corporate transportation services
("Transportation Services") companies in the United States.

         Precept was one of the first organizations to begin nationwide consolidation of operating companies in the Business Products industry. Since 1991, Precept has acquired 21 companies in the Business Products industry plus 11 in the Transportation Services industry.

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

         ACQUISITIONS

         The Company's results of operations and the comparability of the Company's results of operations from period to period have been significantly affected by businesses acquired in each period. From 1991 through the end of the third quarter of fiscal year 1999, the Company completed 31 acquisitions: 21 business products distribution companies and 11 transportation service companies. Two business products companies acquired in fiscal year 1998 were accounted for using the pooling-of-interests method and, as a result, the consolidated financial statements of the Company have been restated to combine the financial statements of the Company with the pooled companies' financial statements for all periods prior to the completion of the acquisitions. The remaining acquisitions have been accounted for following the purchase method and, as a result, the results of operations of the acquired companies have been included in the Company's results of operations from the dates of acquisition.

         In the quarter ended March 31, 1999, the Company acquired one corporate transportation services company which provides executive town car and limousine service primarily in the tri-state New York metropolitan area with annual revenues of $2.0 million. The aggregate consideration for this transaction amounted to $1.3 million, paid $0.2 million in cash and $1.1 million in seller notes and debt assumed.

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

         In the three-month period ended September 30, 1998, the Company completed the acquisitions of four business products companies located in Salt Lake City, Utah; Houston, Texas; Bangor, Maine; and Florence, South Carolina with combined annual revenues of $34.3 million. Such acquisitions were paid for with an aggregate of $5.7 million in cash, financed by the Company's working capital and revolving line of credit, $1.4 million in seller notes, 729,000 shares of Class A common stock with a fair market value of $9.6 million, and $1.9 million in assumed debt.

         In the third quarter of fiscal year 1998, the Company acquired U.S. Transportation Systems, Inc. ("USTS"), a publicly traded company in the transportation services industry. On March 18, 1998, Precept issued 1,373,214 shares of its Class A common stock and 259,286 warrants to purchase Class A common stock for a total value of $4.4 million, assumed and repaid debt of $5.3 million and incurred $1.1 million in direct acquisition costs. Precept acquired five of the operating businesses of USTS that provided chauffeured limousine, livery and long-haul trucking services based in New York, Michigan, Ohio, Northern Kentucky and the Carolinas. In the fourth quarter of 1998, Precept sold its 75% interest in the long-haul trucking business, U.S. Trucking Inc. ("USTI") to the owners of the 25% minority interest in USTI in exchange for $0.2 million in cash and an interest bearing note receivable for $1.8 million, which note has been fully reserved. The purchase price of USTS has been allocated as follows: $12.8 million to goodwill, $0.9 million to accounts receivable, $6.4 million to long-term debt, $3.7 million to accounts payable and accrued liabilities and $0.8 million to other assets.

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

         PURCHASE ACCOUNTING EFFECTS

         The Company's acquisitions have been primarily accounted for using the purchase accounting method. The acquisitions have currently affected, and will prospectively affect, the Company's results of operations in certain significant respects. The Company's revenues and operating expenses will be directly affected by the timing of the acquisitions. The aggregate acquisition costs, including assumption of debt, are allocated to the net assets acquired based on the fair market value of such net assets. The allocation of the purchase price results in an increase in the historical book value of certain assets, including property and equipment, and will generally result in the allocation of a portion of the purchase price to goodwill, which results in incremental annual and quarterly amortization expense.

RESULTS OF OPERATIONS

         The following table sets forth various items from continuing operations as a percentage of revenues for the three-month and nine-month periods ended March 31, 1999 and 1998.

                                                          Three months ended    Nine months ended
                                                              March 31,              March 31,
                                                       ---------------------    -----------------
                                                         1999         1998       1999       1998
                                                        -----        -----      -----      -----
Revenue:
     Business products................................   83.1%        94.7%      85.2%      93.4%
     Transportation services..........................   16.9%         5.3%      14.8%       6.6%
                                                        -----        -----      ------     -----
                                                        100.0%       100.0%     100.0%     100.0%



Costs and operating expenses:
     Cost of goods sold...............................   65.1%        70.2%      66.0%      65.8%
     Sales commissions................................   11.6%        11.8%      11.6%      12.2%
     Selling, general and administrative..............   16.4%        13.8%      15.7%      18.1%
     Depreciation and amortization....................    2.2%         1.7%       2.0%       1.5%
     Goodwill write-down and non-recurring charges....   33.8%         0.0%      11.7%       0.0%
     Non-recurring acquisition costs..................    0.5%         1.7%       0.2%       0.6%
                                                        -----        -----      -----      -----
                                                        129.6%        99.2%     107.2%      98.2%
                                                        -----        -----      -----      -----
Operating income......................................  (29.6)%        0.8%      (7.2)%      1.8%
Interest expense......................................    1.6%         0.8%       1.5%       0.6%
                                                        -----        -----      -----      -----
Income before income taxes............................  (31.2)%       (0.0)%     (8.7)%      1.2%
Income tax provision..................................   (6.6)%       (0.0)%     (1.3)%      0.5%
                                                        -----        -----      -----      -----
Net income............................................  (24.6)%       (0.0)%     (7.4)%      0.7%
                                                        =====        =====      =====      =====

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         REVENUE for 1999 increased by $11.4 million, or 37.0%, from $30.8 million in 1998 to $42.2 million in 1999. In 1999, Business Products revenue increased by $5.9 million or 20.2% and Transportation Services revenue increased by $5.5 million or 338.2%. The increase in Business Products revenue was due to the acquisition of eight business products companies during fiscal years 1998 and 1999, which accounted for $8.7 million. Of the total increase in Transportation Services revenue in 1999, $5.3 million was due to the acquisition of six transportation companies, one of which was acquired in the second quarter of fiscal year 1998, three of which were acquired at the end of the third quarter of fiscal year 1998, one of which was acquired during the second quarter of fiscal 1999, and one of which was acquired during the third quarter of fiscal year 1999.

         COST OF GOODS SOLD for 1999 increased by $5.7 million, or 26.2%, from $21.8 million in 1998 to $27.5 million in 1999. Cost of goods sold for Business Products increased by $2.7 million, of which approximately $3.2 million was due to companies acquired after the first quarter of fiscal year 1998. Transportation Services cost of goods sold increased by $3.0 million due primarily to the six transportation companies acquired since the beginning of the second quarter of 1998. As a percentage of revenue, cost of goods sold for 1999 decreased by 5.1% from 70.2% in 1998 to 65.1% in 1999.

         SALES COMMISSIONS increased by $1.3 million, or 36.2%, in 1999, from $3.6 million in 1998 to $4.9 million in 1999 due primarily to the increased level of Business Products revenue. Sales commissions for the Business Products division increased by 1.6% from 12.3% in 1998 to 13.9% in 1999 due to the effect of the commission plans of the companies acquired since July 1, 1998 and the increase in the dollar amount of gross profit in 1999. Total commission expense decreased by 0.2% from 11.8% in 1998 to 11.6% in 1999 because the Transportation Services division contributed a higher proportion of consolidated revenue in 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE increased by $2.7 million or 64.5% in 1999 from $4.2 million in 1998 to $6.9 million in 1999. Business products and transportation services companies acquired accounted for $1.6 million of the increase. As a percentage of revenue, selling, general and administrative expenses have increased by 2.6% from 13.8% in 1998 to 16.4% in 1999 due primarily to the companies acquired.

         DEPRECIATION AND AMORTIZATION EXPENSE increased $0.4 million in 1999 from $0.5 million in 1998 to $0.9 million in 1999 due largely to the size and timing of the companies acquired in 1998 and the first three quarters of 1999.

         GOODWILL WRITE DOWN AND OTHER NON RECURRING CHARGES: In the third quarter of fiscal year 1999, Precept recorded goodwill write-down and other non-recurring charges totaling $14.3 million relating to matters and events which occurred during the third quarter of fiscal year 1999. The significant components are described below.

         GOODWILL

         Precept received formal notification from Ford Motor Company that the contract for employee bus shuttle service would not be renewed after June 30, 1999. As a result, Precept evaluated the undiscounted cash flows that will be generated by the remaining operations at its Dearborn, Michigan location. The Company determined that the cash flows were less than the carrying amount of the net book value of the intangible assets for the location. As a result, the Company wrote off the amount, $7.4 million, by which the net book value of the intangible assets exceeded the discounted cash flows expected to be generated by the operations in Dearborn. In addition, as part of the Company's periodic assessment of the appropriateness of the carrying value of its long-lived assets, the Company also wrote-off the net book value of the intangible assets associated with one of its branch offices.

         Precept expects that the revenue, earnings, and cash flow generated by the Ford contract will be replaced during the next year by contributions from other town car and limousine companies which have been acquired, or which are expected to be acquired during the next fiscal year. Precept expects that the level of revenue to replace earnings from the Ford contract will need to be higher than the revenue generated by the Ford contract.

         MBF

         On February 16, 1999, substantially all of the management, sales force and employees of MBF Corporation ("MBF") and Mail/Source, Inc. resigned from the Company to join a competitor, Peregrine Corporation ("Peregrine") that had been founded and funded by the same individuals. In response to this departure, Precept has sued Peregrine and the former legal officers of MBF for damages. As of the date of the filing of this report, Precept continues to pursue its litigation for damages while also discussing potential financial settlements. As a result of this departure, Precept is in the process of closing and selling its sales offices and warehouses, collecting outstanding accounts receivable, selling inventories and settling its remaining trade, lease, tax and other obligations. As part of this effort, Precept has identified $2.6 million of asset write-downs and other charges expected to be incurred in connection with winding down the operations of MBF. These charges include expected losses on the sale of inventories and of land and buildings, expected losses on the collection of accounts receivable, remaining lease obligations, litigation costs, termination costs, and other liabilities.

         During the third quarter ended March 31, 1999, the Business Products revenue from existing operations declined by $2.9 million, principally due to the departure of substantially all of the sales force of MBF. As Precept winds down and closes the sales offices and warehouses of MBF, Precept expects that its operating income will be negatively affected by approximately $0.4 to $0.6 million during the fourth quarter of 1999 and to a lesser extent, during the first quarter of 2000. In addition, Precept's annual revenues will be negatively affected by approximately $16 million due to the departure of substantially all of the sales force. While Precept expects that its internal revenue, cash flow, earnings, and cash flow growth rate will offset the loss of MBF's revenues and earnings, there can be no assurance that such revenue and earnings will be recovered.

         OTHER

         During the third quarter of 1999, Precept recorded $4.3 million of non-recurring charges. These included an investment of $0.5 million in the preferred stock of an entertainment company which was written down to zero value to reflect management's estimate of the recoverability of its investment due to financial difficulties and financial restructuring of the entertainment company. As part of the ongoing litigation with John Alden Insurance Company, Precept adjusted the value of its trade receivable by $0.5 million to reflect the expected settlement of the litigation. The Company also wrote down the value of certain notes receivable by $0.5 million to their expected net realizable value. Inventory and trade accounts receivable valuation reserves were increased by $0.9 million. The Company increased its health claim reserve by $0.3 million based on health claim payment trends during the third quarter of 1999. Other reserves and liabilities increased by $1.6 million to address various matters and evens which occurred during the third quarter of 1999.

         INTEREST EXPENSE increased by $0.4 million or 159.5% during 1999, from $0.3 million in 1998 to $0.7 million in 1999 principally due to additional debt incurred by the Company in 1998 and 1999 to finance its business acquisitions.

         INCOME TAXES are provided at a 21.0% effective rate in 1999 compared to a 40.0% rate in 1998. The change in the effective tax rate for 1999 is due to the non-deductibility of the goodwill write down and other non-recurring charges and to the goodwill amortization in 1999.

         NET LOSS FROM CONTINUING OPERATIONS decreased by $10.4 million in 1999, from a loss of $(0.0) million in 1998 to a loss of $(10.4) million in 1999, due to the reasons described above.

NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO NINE MONTHS ENDED MARCH 31, 1998

         REVENUE for 1999 increased by $35.7 million, or 41.4%, from $86.2 million in 1998 to $121.9 million in 1999. In 1999, Business Products revenue increased by $23.4 million or 29.0% and Transportation Services revenue increased by $12.3 million or 217.7%. The increase in Business Products revenue was due to the acquisition of nine business products companies during fiscal years 1998 and 1999, which accounted for $21.3 million, and internal growth of $2.1 million. Of the total increase in Transportation Services revenue in 1999, $12.5 million was due to the acquisition of five transportation companies.

         COST OF GOODS SOLD for 1999 increased by $23.7 million, or 41.8%, from $56.7 million in 1998 to $80.4 million in 1999. Cost of goods sold for Business Products increased by $16.6 million of which approximately $7.3 million was due to companies acquired after the beginning of fiscal year 1998. Transportation Services cost of goods sold increased by $5.7 million due primarily to the six transportation companies acquired since the beginning of 1998. As a percentage of revenue, cost of goods sold for 1999 increased by 0.2% from 65.8% in 1998 to 66.0% in 1999. This increase was primarily due to the mix of products sold.

         SALES COMMISSIONS increased by $3.6 million, or 33.8%, in 1999, from $10.5 million in 1998 to $14.1 million in 1999 due primarily to the increased level of Business Products revenue. Sales commissions for the Business Products division increased from 13.0% to 13.5% of Products revenue primarily due to the effect of the commission plans of companies acquired since July 1, 1998 and to the increased dollar amount of gross profit in 1999. Total commission expense decreased by 0.6% from 12.2% in 1998 to 11.6% in 1999 because the Transportation Services division contributed a higher proportion of consolidated revenue in 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE increased by $3.5 million or 33.8% in 1999 from $15.6 million in 1998 to $19.1 million in 1999, which included increased expenses of $4.0 million from business products and transportation services companies acquired. As a percentage of revenue, selling, general and administrative expenses have declined by 2.4% from 18.1% in 1998 to 15.7% in 1999. The reduced expenses in existing operations are primarily a result of the Company's continuing efforts and strategy to realize synergies from acquisitions by merging common administrative and support functions.

         DEPRECIATION AND AMORTIZATION EXPENSE increased $1.2 million in 1999 from $1.2 million in 1998 to $2.4 million in 1999 due largely to the size and timing of the companies acquired since the beginning of 1998.

         INTEREST EXPENSE increased by $1.4 million or 242.0% during 1999, from $0.5 million in 1998 to $1.9 million in 1999 principally due to additional debt incurred by the Company in 1998 and 1999 to finance its business acquisitions.

         INCOME TAXES are provided at a 14.5% effective rate in 1999 compared to a 40.0% rate in 1998. The change in the effective tax rate for 1999 is due to the non-deductibility of the goodwill write-down and other non-recurring charges and to the goodwill amortization in 1999.

         NET INCOME (LOSS) FROM CONTINUING OPERATIONS decreased by $9.7 million or 1615.9% in 1999, from $0.6 million in 1998 to $(9.0) million in 1999, due to the reasons described above. Diluted earnings per share decreased $1.10 from $0.02 in 1998 to $(1.08) in 1999. Diluted earnings per share for the nine months ended March 31, 1999 are not equal to the sum of the quarterly earnings per share due to the difference in the weighted average number of shares caused primarily by the timing of acquisitions where common stock was used as part of the purchase consideration.

LIQUIDITY AND CAPITAL RESOURCES

         NET CASH FLOWS FROM OPERATING ACTIVITIES. In the first nine months of fiscal year 1999, the Company generated $7.4 million in cash from operations as compared to cash provided of $3.3 million in the first nine months of fiscal year 1998. During the first nine months of 1999, the Company's net loss, adjusted for non-cash depreciation and amortization, goodwill write-down and other non-recurring charges, and non-recurring acquisition costs resulted in positive net income of $7.9 million. In addition, the Company reduced its working capital by $7.6 million. During the first nine months of 1998, the Company reduced its working capital by $4.4 million due to the acquisition of USTS.

         NET CASH FLOWS FROM INVESTING ACTIVITIES. During the first nine months of fiscal year 1999, Precept used $14.0 million in cash for investing activities as compared to a use of $7.9 million for investing activities in the first nine months of fiscal year 1998. During 1999, the Company acquired four products businesses and two corporate transportation service companies and used $16.1 million in cash to finance these acquisitions and to pay for contingent consideration on previous acquisitions. During 1998, the Company acquired three products distribution businesses and four corporate transportation service companies for $7.0 million in cash and acquired $0.9 million of equipment.

         NET CASH FLOWS FROM FINANCING ACTIVITIES. In the first nine months of 1999, $4.8 million of cash was generated by financing activities as compared to $4.3 million of cash generated by financing activities in the first nine months of fiscal year 1998. During the first nine months of 1999, Precept increased its outstanding revolving line of credit balance by approximately $8.5 million, primarily to finance acquisitions. In addition, the Company repaid $3.7 million of existing long-term debt, including capital lease obligations. During the first nine months of 1998, the Company decreased its long-term debt and capital lease obligations by $0.3 million, increased its outstanding revolving line of credit balance by $4.4 million., and received $0.2 million in payments in shareholder notes receivable.

         Although the goodwill write down and other non-recurring charges affected the Company's operating results for 1999, such items did not affect the Company's cash flow from operations. As certain of the obligations provided for in the non-recurring charges are settled, there is likely to be a use of approximately $2.5 million in cash principally during the remainder of 1999 and fiscal year 2000.

         Management believes that the current levels of operations and the cash flow from such operations, the amount available for borrowing under the existing revolving line of credit agreement of $3.2 million and the available cash on hand at March 31, 1999 of $0.5 million will be adequate for fiscal year 1999 to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures of approximately $1.0 million for the remainder of fiscal year 1999, and to meet working capital needs.

         On March 22, 1999, Precept signed a Revolving Line of Credit Agreement ("Credit Agreement") with Bank One, Texas, N.A. The Credit Agreement provides up to $40 million for borrowing by the Company to be used for acquisitions, working capital, and general corporate purposes. The amount available under the Credit Agreement is determined based on a multiple of three times the trailing twelve months pro forma EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. EBITDA is also adjusted for the historical EBITDA of acquired companies for the periods during the trailing twelve months that the acquired companies results of operations are not included in the historical operating results of Precept. The operating results of acquired companies are also adjusted on a pro forma basis for interest, depreciation, amortization, owners' compensation and non-recurring charges.

         Two banks, Bank One, Texas, NA and Wells Fargo Bank, NA, participated in this Credit Agreement. The Credit Agreement provides for an increase of $10 million if new lenders join the banking group or existing lenders increase their levels of commitment.

         The Credit Agreement includes other customary covenants and conditions relating to the conduct and operation of Precept's business. Specifically, each quarter, Precept will be subject to a 3:1 EBITDA to interest coverage ratio, to minimum net worth levels, and to limits on capital expenditures. In addition, acquisitions of companies with a purchase price greater than $7.5 million individually and $25 million on an aggregate annual basis will require approval from the banking group.

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

         YEAR 2000 ISSUE

         During the second quarter of fiscal year 1999 as part of its year 2000 review, the Company's management identified one additional subsidiary that has key information systems that may not be year 2000 compliant. The Company has determined that an upgrade to the key information systems will be sufficient to solve the year 2000 compliance issues. The Company's cost to install the software upgrade at this subsidiary is expected to range from $100,000 to $250,000 during the remainder of calendar year 1999.

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

FORWARD-LOOKING STATEMENTS

         The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. This section should be read in conjunction with the "Risk Factors Affecting the Company's Prospects" located in Item I of the Company annual report on Form 10-K for the year ended June 30, 1998. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to the other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements.

     1. Changes in economic conditions, in particular those that affect the end users of business products and transportation services, primarily corporations.
     2. Changes in the availability and/or price of paper, in particular if increases in the price of paper are not passed along to the Company's customers.
     3.  Changes in executive and senior management or control of the Company.
     4. Inability to obtain new customers or retain existing customers and contracts.
     5.  Significant changes in the composition of the Company's sales force.
     6. Significant changes in competitive factors, including product-pricing conditions, affecting the company.
     7. Governmental and regulatory actions and initiatives, including those affecting financing.
     8.  Significant changes from expectations in operating expenses.
     9. Occurrences affecting the Company's ability to obtain funds from operations, debt, or equity to finance needed capital acquisitions and other investments.
     10. Significant changes in rates of interest, inflation, or taxes.
     11. Significant changes in the Company's relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur.
     12. Changes in accounting principles and/or the application of such principles to the Company. 13. Vendors and customers inability to address year 2000 issues on a timely basis.

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

DISCONTINUED OPERATIONS

         As part of its business strategy, Precept has decided to focus on its core businesses and discontinue certain non-core business operations. During the first nine months of 1998, the losses from discontinued operations consisted principally of the losses from Precept Holdings, Inc., which owned and operated certain real estate related investments. In September 1998, the Company sold the remaining assets of its discontinued operations consisting of land, a building and an interest in a restaurant to the Company's majority shareholder for $1.2 million in cash.

PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         JOHN ALDEN LITIGATION

         During the third quarter of fiscal year 1999, the Company learned that an insurance company for John Alden Insurance paid $5 million to John Alden for damages. Also during the quarter, John Alden Insurance dismissed its litigation claims against the individuals involved in this matter. Precept and John Alden Insurance discussed settlement of the litigation. John Alden Insurance has offered to drop its claims against Precept in exchange for Precept dropping its claims against John Alden Insurance. Precept is currently reviewing that offer. If the offer is accepted, Precept may be able to recover some amounts from its insurance carrier and certain individuals involved in this matter.

         MBF AND PEREGRINE LITIGATION

         On February 16, 1999, substantially all of the sales force, management and employees of MBF Corporation and Mail/Source, Inc. joined Peregrine Corporation, a competitor which was founded and funded by these same individuals. During the third quarter of fiscal year 1999, Precept sued Peregrine Corporation and seven former officers of MBF Corporation for damages. This lawsuit was filed in the Judicial District, Ouachita Parish, Division C, State of Louisiana. The Company and Peregrine are currently negotiating a settlement to this litigation. In the event that Precept and Peregrine cannot come to a settlement satisfactory to Precept, the Company intends to vigorously pursue this litigation for damages.

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

         As of March 31, 1999, there were no changes in securities and use of proceeds.

ITEM 3   DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

         As of March 31, 1999, the Company was not in default of any of its debt or equity securities.

ITEM 4   RESULTS OF VOTES OF HOLDERS

         There were no votes of holders that the Company believes should be disclosed in this report.

ITEM 5   OTHER INFORMATION

         There is no other significant information that the Company believes should be disclosed in this report other than the information that is presented herein and by exhibit.

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

ITEM 6(a)         EXHIBITS

Exhibit No.       Description
-----------       -----------

2.1               Revolving Line of Credit Agreement dated March 22, 1999 (1)
27.1              Financial Data Schedule (2)

(1) Previously included with the Company's report on Form 8-K for the revolving line of credit agreement.
(2)      Included as an exhibit to this report.

ITEM 6(b) REPORTS ON FORM 8-K FILED DURING THE PERIOD FROM JANUARY 1, 1999 THROUGH MAY 14, 1999 (not filed as exhibits to this report)


         On April 13, 1999, the Company filed a report on Form 8-K in connection with its signing of a revolving line of credit agreement with Bank One Texas, N.A.

         On April 28, 1999, the Company filed a report on Form 8-K in connection with the resignation of its Chairman and Chief Executive Officer, David Neely.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of May 14, 1999.


PRECEPT BUSINESS SERVICES, INC.


/s/ William W. Solomon, Jr.
----------------------------
William W. Solomon, Jr.
Senior Vice President and Chief Financial Officer

                       This page intentionally left blank.