Form 10-K
period 1999-06-30
PRECEPT BUSINESS SERVICES INC
filed 1999-09-28
CIK 1051285

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1999

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

          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class           Name of each exchange on which registered
        -------------------           -----------------------------------------

       Class A Common Stock,                     NASDAQ SmallCap Market
par value $0.01 per share (PBSI)

        Securities registered pursuant to Section 12(g) of the Act: None

The aggregate market value of the Class A Common Stock held by non-affiliates as of September 20, 1999 was approximately $14,000,000.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of September 20, 1999, there were 8,728,044 outstanding shares of Class A Common Stock and 592,142 outstanding shares of Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant has incorporated by reference into portions of Part III of this Form 10-K from the Company's Proxy Statement for the 1999 Annual Meeting that is expected to be mailed to shareholders on or before October 10, 1999.

================================================================================

                            PRECEPT BUSINESS SERVICES, INC.

                                   INDEX TO FORM 10-K


         DESCRIPTION                                                                           PAGE
         -----------                                                                           ----

Item 1     Business.......................................................................      3

Item 2     Properties.....................................................................     16

Item 3     Legal Proceedings..............................................................     16

Item 4     Submission of Matters to a Vote of Security Holders............................     17

Item 5     Market for Registrant's Common Stock and Related Stockholder Matters...........     17

Item 6     Selected Consolidated Financial Data...........................................     18

Item 7     Management's Discussion and Analysis of Financial Condition and
                Results of Operations.....................................................     19

Item 7A    Quantitative and Qualitative Disclosures about Market Risk.....................     28

Item 8     Consolidated Financial Statements and Supplementary Data.......................     29

Item 9     Changes In and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................................     51

Item 10    Directors, Executive Officers, Promoters and Control
                Persons of the Registrant.................................................     51

Item 11    Executive Compensation.........................................................     51

Item 12    Security Ownership of Certain Beneficial Owners and Management.................     51

Item 13    Certain Relationships and Related Transactions.................................     51

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K................     51

ITEM 1    -   BUSINESS


         Precept Business Services, Inc. ("Precept" or the "Company") is a business services outsourcing supplier. Precept is an independent distributor offering single source solutions for automated document management services, inventory control and order processing via the internet, as well as many other E-commerce services, and provides top quality custom and stock business products to companies of all sizes throughout the United States. Precept also operates various corporate transportation services companies focusing on chauffeured town car and limousine services. The Company is organized in two divisions: Business Products and Transportation Services. Precept was founded in 1988 as a regional business products distributor in Dallas, Texas as a subsidiary of Affiliated Computer Services, Inc. ("ACS") and has grown significantly since then, both internally and through acquisitions. In June 1994, we were spun-off from ACS in a tax-free stock exchange to ACS' shareholders in connection with the initial public offering of ACS. In March 1998, our Class A Common Stock became publicly traded upon the completion of our merger with U. S. Transportation Systems, Inc. ("USTS"). We presently operate from approximately 55 locations throughout the United States.

RECENT DEVELOPMENTS

         ACQUISITION OF USTS AND LISTING ON NASDAQ. In March 1998, we acquired certain operations of USTS and listed our Class A Common Stock and warrants to purchase Class A Common Stock on the NASDAQ SmallCap Market. As part of the acquisition of USTS, we issued 1,373,214 shares of Class A Common Stock to USTS and assumed 259,286 warrants held by former shareholders of USTS. In April 1998, USTS distributed such shares to USTS' shareholders. USTS was engaged in transportation, including providing bus, chauffeured vehicle, and package and delivery transportation-related services. We purchased nearly all of the operating assets and assumed certain liabilities of USTS, after which USTS changed its name to Transportation Equities Incorporated, became a liquidating trust and was supposed to be liquidated and dissolved within one year. The transaction was structured as a tax-free reorganization under the Internal Revenue Service ("IRS") code Section 368(a)(1)(C).

         SALE OF U.S. TRUCKING INC. On June 1, 1998, we sold our interest in the common stock of U.S. Trucking Inc. ("U.S. Trucking"), a long-haul trucking business, which we had acquired from USTS on March 18, 1998 to Logistics Management, Inc. Prior to divestiture, we owned an interest in 75% of the common stock of U.S. Trucking, and Logistics Management owned the remaining 25% of the common stock of U.S. Trucking.

         ACQUISITION OF INFOGRAPHIX. On April 13, 1998, we acquired all of the issued and outstanding stock of InfoGraphix, Inc. ("InfoGraphix"), a Massachusetts corporation. Boston-based InfoGraphix is a single source provider of products and services to corporate marketing departments and a distributor of document management services.

         ACQUISITION OF MBF. On June 19, 1998, we acquired all of the issued and outstanding stock of MBF Corporation ("MBF"), a Louisiana corporation. MBF is a single source distributor of printed products, distribution services and information solutions.

         ACQUISITION OF CREATIVE. On September 4, 1998, through a merger of our wholly owned subsidiary, we acquired Creative, a Maine corporation. Creative operates a business providing printed business forms, distribution services and information solutions to business customers throughout the New England states and has three sales/distribution offices in Maine and two in Massachusetts.

         ACQUISITION OF SOUTHERN. On September 18, 1998, through a merger of our wholly owned subsidiary, we acquired Southern Systems Business Forms & Data Supply, Inc. ("Southern"), a South Carolina corporation. Southern is a Florence, South Carolina-based provider of printed products, distribution services and information solutions.

         ACQUISITION OF GARDEN STATE. On October 1, 1998, through a merger of our wholly owned subsidiary, we acquired Garden State Leasing & Rent-A-Car Corporation ("Garden State"), a New Jersey-based provider of corporate transportation services.

         ACQUISITION OF AMBASSADOR. On May 13, 1999, through mergers with our wholly owned subsidiary, we acquired Ambassador Limousine Services, Inc. and Ambassador Transportation Services, Inc., both of which are Connecticut corporations. We also acquired the assets of Ambassador Executive Coaches, L.L.C., a Connecticut limited liability company. The entities and businesses acquired are jointly referred to as Ambassador. The Ambassador companies provide executive town car and limousine services primarily in the tri-state New York area.

         ACQUISITION OF CF&P. On September 20, 1999, we acquired the common stock of Computer Forms & Products, Inc. ("CF&P"), a business products distribution company located in North Carolina. CF&P serves business customers in North Carolina.

         OTHER ACQUISITIONS. In fiscal 1999, we also acquired two additional Business Products companies and two additional Transportation Services companies.

         CREDIT AGREEMENT. On March 22, 1999, we entered into a Revolving Line of Credit Agreement with Bank One, Texas, N.A. which provides us up to $40 million for borrowing to be used for acquisitions, working capital and general corporate purposes. The amount available under the Credit Agreement is determined based on a multiple of three times the trailing twelve months pro forma EBITDA. Two banks, Bank One, Texas, NA and Wells Fargo Bank, NA, participated in this Credit Agreement, which provides for an increase of $10 million if new lenders join the banking group or existing lenders increase their levels of commitment. The Credit Agreement includes other customary covenants and conditions relating to the conduct and operation of Precept's business.

         GOODWILL WRITE-DOWNS AND OTHER NON-RECURRING CHARGES. In the third quarter of fiscal 1999, we recorded goodwill write-down and other non-recurring charges totaling $14.3 million relating to matters and events which occurred during that quarter. We wrote-down $7.4 million related to a customer's nonrenewal of our contract for employee bus shuttle service, $2.6 million related to the resignation of the management and sales force of MBF, and $4.3 million related to various other transactions.

         RESIGNATION OF OFFICER AND DIRECTOR. On April 19, 1999, David Neely, our former Chairman and Chief Executive Officer, resigned from his position as an officer and director due to personal and health reasons.

GENERAL

         Document management services provided by the Company include the distribution of custom business forms, commercial printing, graphic arts, electronic forms, custom stock labels, computer supplies, envelopes and advertising specialty products. We provide comprehensive information solutions for our customers' business products, inventory control and document management needs. In addition, we provide electronic forms capabilities and integration of our customers' accounting operations to streamline information flow and reduce overall operating costs. Our corporate transportation services companies focus on chauffeured town car and limousine services. Our business strategy is (1) to act as a premier sole source "corporate outsourcer," providing a broad array of business products and services to our customers while reducing overall procurement costs and providing a high level of customer service, (2) to continue to expand our transportation operations, emphasizing executive town car and limousine services, particularly in the tri-state New York area, the Northeastern United States, and to pursue selected acquisition opportunities focusing on the 30 to 40 largest population centers in the United States, and (3) to continue our expansion in our businesses through strategic acquisitions and internal growth.

         Since our founding and development, our goal has been to acquire or establish a centrally managed network of regional offices and warehouses in major geographic markets throughout the United States. Since 1991, we have completed 21 acquisitions of these regional business products distributors.

Once a regional office/warehouse is acquired or established, we seek to leverage our distribution capabilities by acquiring smaller companies or opening satellite sales offices in the surrounding areas. We also seek to increase the sales and profitability of our acquired companies by integrating our business strategy and eliminating redundant operating expenses. We presently plan to continue to pursue this consolidation strategy within the business products distribution and document management industries.

         We believe that the acquisition and operational experience of our management team provides us with the ability to execute the growth components of our business strategy. In our fifth year of existence, we were recognized as the largest independent business products distributor by a national business products magazine, and we are currently one of the top three independent distributors in the United States. Our management team brings extensive experience in the acquisition and integration of businesses. Management also believes we are the "preferred acquiror" in the business products distribution and document management industries.

         The two industries in which we operate are large and fragmented. We believe that opportunities exist to strategically acquire participants in both industries. Our principal competitors in the business products industry are direct manufacturers and other, smaller independent distributors of business products. Management believes that the market for business products is in excess of $20 billion annually with the top independent distributors representing $1.6 billion annually, or approximately 8.0% of the estimated total market. We believe independent distributors' market share will continue to grow in the future as more of their target customers make the decision to outsource the distribution of their business products and document management needs.

         We believe that similar strategic acquisition possibilities exist in the corporate transportation services industry. Our management believes that the chauffeured vehicle service segment of the transportation industry, in particular, presents an attractive opportunity for strategic acquisitions. Based on industry data, our management estimates that in 1998 the chauffeured vehicle service industry represented approximately $4.0 billion in revenues, consisted of at least 3,000 companies, was highly fragmented and no single company controlled more than 2% of the market.

ACQUISITION STRATEGY

BUSINESS PRODUCTS

         We believe numerous factors exist which create a favorable environment and significant opportunities for continued strategic acquisitions in the business products distribution and document management industry. Among others, these factors include: (1) the fragmented nature of the industry, (2) the lack of operating and acquisition expertise of target companies, (3) industry participants' desire for liquidity and/or capital requirements for growth, (4) industry participants' desire to utilize our existing management information systems, (5) the pressures of increasing competition, and (6) creation of operating efficiencies and synergies resulting in economies of scale.

         We believe that we possess substantial competitive advantages over other industry competitors. We base this belief on management's track record in previous growth and strategic acquisition efforts as well as its experience in acquiring and integrating businesses at Precept. We believe we can leverage the experience and expertise of our executive management team to become the leading strategic acquirer of the business products distribution and document management industry. Furthermore, we believe that our ability to attract and acquire companies as a preferred acquirer is due to (1) our existing operations as a nationwide business products distributor and document management company and (2) our corporate infrastructure and management information systems. Under our business model, acquired companies benefit from the economies of scale of a larger organization while simultaneously retaining local operational control, thereby enabling them to provide flexible and responsive service to long-term customers.

         We seek to achieve operating efficiencies in acquisitions through
(1) the combination of certain general and administrative functions, (2) elimination of redundant facilities, (3) improved management information systems and (4) implementation of our preferred vendor and volume purchasing arrangements. Over the years we have negotiated certain arrangements with manufacturers that we believe will enable us to reduce the level of inventories in acquired companies, thereby allowing more efficient operations. Integration of acquisitions is often a complex process which may entail material nonrecurring expenditures, including facility closing costs, modernization of equipment and computer systems, warehouse assimilation expenses, asset writedowns and severance payments.

         Consideration paid for acquisitions has typically involved a combination of cash, common stock, preferred stock and promissory notes. Acquisitions are made pursuant to acquisition agreements containing customary representations, warranties, covenants and indemnification provisions. We typically obtain non-compete and confidentiality agreements from selling owners, many of whom remain as managers and employees of the acquired businesses.

TRANSPORTATION SERVICES

         We have identified the corporate and contract transportation services industry as a second segment that has significant strategic acquisition opportunities. We intend to pursue a strategy of acquiring businesses that provide chauffeured services in town car sedans and limousines to corporate customers.

         We believe that there are significant advantages in continuing strategic acquisitions in the chauffeured vehicle service segment of the transportation services industry. Management believes it can increase revenues of acquired companies through the implementation of training and quality assurance programs as well as nationwide marketing of our services. Moreover, we believe we can achieve cost savings in acquisitions through the consolidation of certain administrative functions, increased use of automation, and the elimination of redundant facilities, equipment and personnel.

BUSINESS PRODUCTS

         Our business philosophy lies in the provision of services and distribution, rather than the actual manufacturing of the products we sell. All manufacturers either sell directly to the end user or through independent distributors. Because we utilize in excess of 5,000 manufacturers nationwide that specialize in various products and quantity sizes, our management believes that we have the ability to be our customers' single source supplier and, therefore, will provide broader product availability and enhanced delivery times as compared to direct manufacturers. Our distribution business involves the design, warehousing and distribution of a broad variety of business products. Through our document management services, we provide a single point of contact for the purchase and warehousing of all printed products and related items that a customer may use. Typically, we will consult with a customer to perform a documents analysis and then, after determining what documents are required on an ongoing basis, we will provide for the design, production, inventorying, management, storage and distribution of the documents to the customer on an as-needed basis. Our sophisticated management information systems enable us to offer customized services tailored to specific customer needs. As a result, customers are provided customized product usage and stock status reports, customized billing formats and other custom reports important to their operations.

OPERATING STRATEGY

         Our operating strategy for Business Products over the next three years focuses primarily on the following objectives:

         -        Continue integration efforts related to acquired businesses.

         - Increase product development and awareness among our sales force.

         -        Improve product pricing and availability with our vendors.

         - Continue to grow revenue aggressively with business customers while improving profitability.

         -        Continue information systems enhancements and improvements.

         DISTRIBUTION

         We believe that the current trend of downsizing and vendor reductions, combined with customers' desire to maximize efficient commitment of capital in the inventory of its business products, makes distributors the customers' best source for service and new products. We attempt to deliver a complete solution for our customers' business products, inventory control and document management needs along with the integration of the customers' accounting operations to streamline the customer's workflow processes and reduce overall operating costs. This one stop solution for all the customers' needs allows us to act as the customers' business products outsourcer. As a distributor, we believe we can provide a more effective business products solution because we have the flexibility to offer the products of many vendors and suppliers and not be burdened by offering only the products that we manufacture. Furthermore, by foregoing the extensive capital investment required of a direct manufacturer (e.g. machinery and equipment), we are well positioned to act immediately as new technologies present themselves. In addition to providing multiple product offerings, we are able to leverage our size and scale to achieve volume purchasing discounts which can be passed on to customers. Finally, acting as a communications link between our customers and suppliers allows us to inform suppliers more efficiently what the end users want while simultaneously making corresponding suggestions for the suppliers' in-plant operations.

         We market our various services directly to individual customers by designing and offering a customized product and service package for each customer after determining its specific needs. To emphasize our customization approach, we can provide through our electronic forms system a customer-specific catalog with increased utility as opposed to one catalog for all or many customers.

         To accomplish the above, we have developed the following capabilities:

         DISTRIBUTION AND WAREHOUSING. We do not manufacture any business products. Management believes the vast majority of direct manufacturers are wholesale producers and do not sell directly to the end user. As a distributor, we have enhanced relationships with our preferred vendors that typically provide business products at a lower cost. Both pick and pack distribution services as well as full case shipping capabilities are available to our customers. In addition, we provide bulk storage (full case and full pallet), pick and pack and secure storage. Our nationwide warehousing, along with the excess warehouse space offered to us in conjunction with our manufacturing partners, gives us location advantages superior to our competitors.

         DESIGN. We utilize our experienced on-site personnel directly involved with a particular account for design work, rather than a corporate department, to leverage the knowledge derived from hands-on involvement with a particular customer. In addition, we spend a significant amount of time with our manufacturing partners on new product developments on behalf of our customers.

         DOCUMENT MANAGEMENT SERVICE. We believe that our innovative management system streamlines business product ordering and distribution, which simplifies document monitoring and storage and encourages "Just-in-Time" business product management. Through our fully integrated on-line Computerized Forms Management and Inventory Analysis System, our customers are able to monitor on-line inventory, track orders, and release products for distribution. We can receive, translate and process all ANSI (American National Standards Institute) standard EDI (Electronic Data Interchange) transaction sets (all versions) to give customers a channel to access information in a seamless manner while providing electronic invoicing and payments. This document management system allows us to maintain absolute control through electronic forms, intelligent forms and print-on-demand features. The complete management system allows a customer to access inventory information, place orders, and make payments, all through electronic interface.

         SALES AND MARKETING. We have a broad customer base and believe that no single customer accounted for more than 10% of total sales during fiscal years 1999, 1998, and 1997. We rely primarily on a commission-only based sales force dedicated to all of our products and services, thereby ensuring product and service knowledge focused on our principal customers. We emphasize personal sales and marketing relationships with the customer by providing a single account executive responsible for each customer account. Our sales representatives offer customers customized merchandising and purchasing programs tailored to each customer's needs. Sales representatives have frequent contact with their customers and are accountable for increasing account penetration and solving customer problems. For major accounts, we utilize the "Team Concept" where an experienced team of individuals, including an account executive and a customer service representative, maximize service and enhance long term customer relations. We believe that our presence in 47 locations allows our sales representatives to service customers ranging from small businesses to large, national corporations in multiple locations. Through a continued effort to improve efficiency and provide customized systems and enhancements, we are committed to a long-term partnership with our customers. We compensate our sales force with commissions based primarily on the level of gross profit.

         MANAGEMENT INFORMATION SYSTEM. We believe that our management information system features state-of-the-art hardware and software fully customized for the business products and document management industry. This customization fully integrates order entry, receiving, distribution, billing, accounts payable and general ledger functions. The system generates reports such as customized summary billing, cost center analysis, inventory stock status and reorder notices. Connectivity is accomplished via direct link, dial up, satellite bounce off, VAN (Value Added Network) systems and personalized Internet access.

         A major development during fiscal 1999 within the Business Products Divisions involved the introduction of PRECEPTONLINE, a fully integrated Internet based electronic forms and order management system. A number of key clients, including Nieman-Marcus, Bristol Hotels and ACS, are already using this system. We believe it will play a key role in Precept's future success. PRECEPTONLINE was designed, developed and has available an electronic forms package that can operate on a single PC, LAN (Local Area Network), Full Host, or in an Internet environment and features electronic cataloging, print-on-demand, intelligent and interactive form processing and multimedia capabilities (audio and video) for instruction or training needs.

         We have performed a review of our hardware and software systems and believe that our current management information systems are Year 2000 compliant. To the extent that any current means of electronic commerce are found to be non-compliant with the year 2000, we believe that we will be able to continue to conduct such commerce through other electronic or manual methods.


TRANSPORTATION SERVICES


         We are engaged in the corporate transportation services industry in Dallas/Fort Worth, Texas; Cincinnati, Ohio and Northern Kentucky; Dearborn, Michigan; and in the tri-state New York, New Jersey and Connecticut area. The transportation services division provides chauffeured vehicle services, courier and delivery services, and contract transportation services. Chauffeured vehicle operations located in the Dallas/Fort Worth, tri-state New York and Cincinnati/Northern Kentucky markets provide services under the names Precept Transportation Services of Texas, Garden State Limousine, Westchester Express, Ambassador Limousine, AAA Guaranteed On Time Limousine, Crown Limousine and Adams-Barr Limousine using a fleet of town cars, stretch limousines, vans and mini-buses. In addition, we provide courier and delivery services primarily in the Dallas/Fort Worth market. Contract transportation services are provided in Dearborn, Michigan and at the Cincinnati/Northern Kentucky airport with a fleet of buses.

         CHAUFFEURED VEHICLE SERVICES. Our chauffeured vehicle service operations are located in the tri-state New York area, Dallas/Fort Worth and Cincinnati/Northern Kentucky markets are performed for corporate customers and the general public in those metropolitan markets. We operate a fleet of approximately 300 vehicles, most of which are company-owned, consisting of a mixture of town cars, stretch limousines, vans and mini-buses. The vehicles are used to provide services for airport shuttles, conventions, social events, business meetings and leisure travel. We also make this chauffeured service available on a worldwide basis through an international reservation and referral network. Corporate customers utilize the services primarily to achieve more efficient use of their employees' time and other resources. Approximately 750 to 1000 regular Fortune 2000 and mid-size business customers are served by the three fleets and 500 employees, drivers and independent contractors. There is significant competition in the Dallas/Fort Worth, New York and Cincinnati geographic markets.

         COURIER AND DELIVERY SERVICES. Courier and delivery services are provided under the Wingtip and Relay names within the Dallas/Fort Worth metropolitan area. Courier and delivery services are provided on both a scheduled and an unscheduled pick-up and delivery basis for approximately 1,000 customers using a fleet of approximately 90 vehicles that are company-owned, driver-owned and driver-leased. On-board computers in the vehicles, along with automated tracking and dispatching, allow packages to be picked up and delivered within various time constraints including one-hour deliveries. There is significant competition in the Dallas/Fort Worth market from a number of competitors. The market is unregulated, price sensitive and constantly evolving through the development of new services.

         CONTRACT TRANSPORTATION SERVICE. This portion of our business consists of supplying buses, vans or customized vehicles to customers pursuant to written contracts or purchase orders that are generally awarded on a competitive bid basis. Customers include corporations and governmental agencies. Our ongoing operation in Dearborn, Michigan uses a fleet of 5 vehicles and 15 employees to provide parking lot transportation for Rouge Steel. Our operation in Northern Kentucky uses 18 vehicles and 50 employees to provide long-term parking shuttle and downtown shuttle services at the airport and from the airport to downtown Cincinnati. A smaller portion of each operation's business involves charter bus service on demand based on the availability of buses.


COMPETITION


         We believe that our ability to compete successfully in the business product distribution and document management business is based upon our ability to offer a complete range of products and services and to achieve favorable pricing by maintaining a significant volume of business with our suppliers. Our principal competitors in the business products industry are direct manufacturers, local and regional independent distributors and divisions of larger publicly held companies. Competitors include Moore Business Forms, Reynolds & Reynolds, Standard Register, Wallace, Workflow Management and Global DocuGraphix. In the transportation services industry, our principal competitors in the chauffeured vehicle service segment are Carey Limousine, Music Express, Boston Coach and Davel Limousine. Our primary competitors in the contract transportation services segment are Coach USA and Laidlaw Transportation.


GOVERNMENT REGULATION


         We are subject to regulation by various agencies including the New York, Michigan, Kentucky, Ohio and Texas State Departments of Transportation; the Port Authorities of New York, New Jersey, Dallas and Cincinnati; the U.S. Department of Transportation; and the Federal Highway Administration, as well as other state and local authorities. Each of these agencies regulates various aspects of licensing, permitting and operations of our transportation services.


EMPLOYEES


         As of August 31, 1999, we had 870 full-time employees, of whom 261 are engaged in sales, sales support and warehouse activities, 522 directly provide or support transportation services and 87 are administrative, information systems and management employees. Two of our transportation livery services businesses employ 55 people participating in collective bargaining agreements. These agreements expire in August 2000 and July 2001. We believe that our relations with our employees and unions are satisfactory.


RISK FACTORS


         An investment in Precept's Class A Common Stock involves a high degree of risk. In addition to the other information contained elsewhere in this Form 10-K, you should carefully consider the following factors before purchasing any of the shares of Class A Common Stock. Further, this Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, goals, objectives, expectations and intentions. You are cautioned that, while the forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance, and involve known and unknown risks and uncertainties. You should not place undue reliance on any forward-looking statement. Our future financial performance may not meet our expectations. Some of the factors that could cause or contribute to such differences include the risk factors discussed below. If any of the following risks actually occur, our business, financial condition or results of operations would suffer and the trading price of our Class A Common Stock may decline.

         COMPETITION FOR ACQUISITIONS MAY IMPEDE OUR BUSINESS STRATEGY

         We believe that the fragmentation of our industries and the past consolidation trend has intensified competition for acquisition targets. This results in fewer acquisition targets and increased acquisition expectations by potential targets. Thus, it will be more difficult to purchase acquisition targets at reasonable prices or at all. Because our success is based on our ability to grow quickly, and we intend to grow primarily through acquisitions, this competition could negatively affect our profitability. Furthermore, increased acquisitions in the industry will make it more difficult to maintain and internally grow our customer base due to a reduced available market share.

         Since 1991, we have completed the acquisition of 37 businesses. Since the end of our 1999 fiscal year, we have completed the acquisition of one business products distributor and one transportation services company. We have continued to actively negotiate to acquire additional businesses that offer business products distribution and transportation services. However, there can be no assurance that future acquisitions will occur at the same pace or be available to us on favorable terms, or at all. Also, there can be no assurance that we will complete acquisitions in a manner that coincides with the end of our fiscal quarters. The failure to complete acquisitions on a timely basis could have a material adverse effect on our ability to meet our quarterly projected results and the projected results estimated by investors and analysts. Likewise, delays in implementing planned integration strategies and activities could also affect our quarterly earnings.

         Furthermore, the volatility of our stock price may impede our ability to complete acquisitions. For example, if we are unable to use our Class A Common Stock as consideration in acquisitions because we believe that the market price of such stock is too low or because the acquisition targets conclude that the market price of such stock is too volatile, we would need to use cash and/or notes to make acquisitions. In that case, we would be unable to account for such acquisitions under the pooling-of-interest method of accounting (which is available only for all-stock acquisitions). This condition and the unavailability of cash or debt financing might adversely affect the pace of our acquisition program and the impact of acquisitions on our quarterly results.

         IF WE FAIL TO INTEGRATE OUR ACQUISITIONS SUCCESSFULLY, OUR RESULTS OF OPERATIONS WILL SUFFER; WE WILL HAVE A LIMITED COMBINED OPERATING HISTORY

         One of our business strategies, to grow through acquisitions of existing business products distributors and transportation service companies, involves numerous risks, including, among others, the following:

                  - the difficulty of assimilating the acquired operations and personnel;

                  -        the potential disruption of our ongoing business;

                  - the potential inability of management to successfully incorporate acquired products and services into our product and service offerings and to maintain uniform standards, controls, procedures and policies;

                  - the risks of entering markets in which we have little or no direct prior experience;

                  - the potential impairment of relationships with employees and customers as a result of changes in management;

                  - the risk that critical members of the sales force of the acquired operations leave and become competitors of our ongoing business; and

                  - the risk that our management and financial controls, personnel, computer systems and other corporate support systems will not be adequate to manage the increase in the size and scope of increased operations.

         We may not be successful in overcoming these risks or any other problems encountered in connection with future acquisitions. In addition, any such transaction could negatively affect our operating results due to dilutive issuances of equity securities, the incurrence of additional debt and the amortization of expenses related to goodwill and other intangible assets, if any.

         Since our inception, we have acquired 37 companies and continue to execute our acquisition strategy. In most cases, the managers of the acquired companies have continued to operate their companies after being acquired. We have integrated the businesses acquired prior to September 1998; however, there can be no assurance that we will be able to integrate all of the companies acquired since September 1998 within our operations without substantial costs, delays or other problems. In addition, our executive management group may not be able to continue to oversee and effectively implement our operating or growth strategies in each of the markets we serve. Finally, the rapid pace of acquisitions may adversely affect our continuing efforts to integrate and manage those acquisitions profitably.


         WE HAVE EXPERIENCED SIGNIFICANT GOODWILL WRITE-DOWNS


         In the third quarter of fiscal 1999, we recorded goodwill write-downs and other non-recurring charges totaling $14.3 million relating to acquisitions and other events which occurred during that quarter. For example, a customer's nonrenewal of its contract with us and the departure of substantially all of the management and sales force of a company we acquired necessitated a write-down of the goodwill associated with those acquisitions. Although management does not expect further write-downs, it is possible that they may occur in connection with future acquisitions or other events.


         RISKS RELATED TO EXPANSION INTO NEW PRODUCT AND SERVICE AREAS, PARTICULARLY BY ACQUISITIONS


         Our ability to manage an aggressive acquisition program in our industries has not yet been fully tested. We have increased the range of products and services we offer through acquisitions of companies offering products and services that are complementary to ours. Our efforts to sell additional products and services to existing customers are ongoing and there can be no assurance that such efforts will be successful.

         In addition, there can be no assurance that companies that have been acquired or that may be acquired in the future will achieve sales and profitability levels that justify the purchase prices paid by us. Acquisitions may involve a number of special risks that could have a material adverse effect on our operations and financial performance, including (1) adverse short-term effects on our reported operating results, (2) diversion of management's attention, (3) difficulties with the retention, hiring and training of key personnel, particularly sales personnel, (4) risks associated with unanticipated problems or legal liabilities and (5) amortization of acquired intangible assets. Finally, although we conduct due diligence and generally receive representations, warranties and indemnification from the former owners of acquired companies, there can be no assurance that such owners will have accurately represented the financial and operating conditions of their companies. If an acquired company's financial or operating results were misrepresented, the acquisition could have a material adverse effect on our results of operations and financial condition.


         INTENSE COMPETITION AND INDUSTRY CONSOLIDATION MAY RESULT IN REDUCED REVENUES AND PROFITABILITY


         We operate in a highly competitive environment. In our markets, we generally compete with numerous larger and smaller companies offering business products and transportation services, many of which are well established in their markets. In addition, in the business products distribution markets, we compete with several national retail office products companies and national contract stationers. Many of these competitors possess greater financial, personnel and other resources than we have. Most, if not all, of our large competitors operate in many of our geographic and product markets. In addition, other competitors may choose to enter our geographic and product markets. As a result of this competition, we may lose customers or have difficulty acquiring new customers. As a result of competitive pressures on the pricing of products, our revenues or margins may decline.

         We also face significant competition to acquire additional businesses as the business products industry undergoes continuing consolidation. Significant competition exists, or is expected to develop, in the other markets that we serve or are planning to enter as consolidation occurs (or accelerates) in those markets. We believe that our major competitors are actively pursuing acquisitions in the United States and outside of the United States. Many of these entities are well established and have extensive experience in effecting business combinations. These companies, or other large companies, may compete with us for acquisitions in our markets. Such competition could lead to higher prices being paid for acquired companies.

         In response to industry and market changes, including industry consolidation and the continued volatility in the market price of stock of companies in our industries, we consider, from time to time, additional strategies to enhance shareholder value in light of such changes. These include, among others, strategic alliances and joint ventures, spin-offs, purchase, sale or merger transactions with other large companies, recapitalizations and other similar transactions. There can be no assurance that any one of these strategies will be undertaken, or that, if undertaken, any such strategy will be successfully completed.


         CONSIDERATION PAID FOR ACQUISITIONS MAY EXCEED ASSET VALUE


         The purchase price of our acquisitions to date has not been established by independent appraisals, but generally has been determined through arms-length negotiations between our management and representatives of the acquired companies. The consideration paid for each acquisition has been based primarily on the value of such company as a going concern rather than the value of the acquired assets. Valuation of these companies determined solely by appraisals of the acquired assets would have been less than the consideration paid for the companies. No assurance can be given that the future performance of such companies will be commensurate with the consideration paid. Moreover, we have incurred and expect to continue to incur significant amortization charges resulting from consideration paid in excess of the fair value of the net assets of the companies acquired in business combinations accounted for under the purchase method of accounting. We may continue to make acquisitions in this manner in the future.


         OUR FINANCING MAY NOT BE SUFFICIENT TO CONTINUE OUR ACQUISITION
         STRATEGY


         We expect to continue to finance acquisitions by using cash as well as shares of Class A Common Stock. In addition, we expect that future acquisitions may require a higher percentage of cash as total consideration. In certain circumstances, we may be unable to use stock for consideration for acquisitions. If we do not have sufficient cash resources or available debt financing to pay the cash consideration for acquisitions, we may be unable to continue the current pace of our aggressive acquisition program. As a result, our business may not produce the level of profitability we hope to achieve and the price of our Class A Common Stock may drop.

         Assuming that the current pace of our acquisitions continues, we will need debt or equity financing. We may not be able to obtain such financing if and when it is needed or such financing may not be available on acceptable terms. We have a revolving line of credit agreement with our lenders, Bank One and Wells Fargo Bank, which provides us with up to $40 million available for borrowing. The amount available to be borrowed under the credit facility will vary from time to time depending upon the level of our consolidated earnings before interest, taxes, depreciation and amortization on a pro forma basis reflecting completed acquisitions, our total indebtedness and related interest expense. As of September 20, 1999, we had approximately $38.6 million outstanding under the credit facility at an average annual interest rate of approximately 8.2% and $1.4 million available for future borrowing.

         FUTURE RAPID GROWTH MAY STRAIN OUR RESOURCES


         For our business to grow rapidly, we must have an effective planning and management process. Otherwise, we may not successfully implement our expansion program in whole or in part. Our growth will place a significant strain on our managerial, operational and financial resources. To manage this growth effectively, we must further improve our operational, financial and management information systems and continue to identify, attract, train, integrate and retain qualified personnel. These demands may require the addition of new management personnel and the development of additional expertise by existing management. In particular, the successful integration of acquired businesses and the implementation of an expansion strategy will require (1) close monitoring of quality of service, (2) identification and acquisition of physical sites, (3) acquisition and installation of equipment and facilities, (4) implementation of marketing efforts in new as well as existing markets, (5) employment of qualified personnel for such sites and
(6) expansion of our managerial, operational and financial resources. Our resources, including our management personnel, operational and management information systems and financial systems, may not be sufficient to manage the growth in our business.


         WE ARE DEPENDENT UPON THE IMPLEMENTATION AND OPERATION OF CERTAIN
         SYSTEMS


         Any failure of our computerized inventory management and order processing systems and warehouse management and distribution systems would cause our operations to suffer. Any failure of our primary software and management information system, Prelude's Automated Distribution System, may cause our revenues to decrease. Additionally, we may experience delays, complications or expenses in integrating and operating our systems for our recently acquired subsidiaries and future operations, any of which could have a material adverse effect on our results of operations and financial condition.


         WE HAVE QUARTERLY FLUCTUATIONS IN OUR OPERATING RESULTS


         Our business is subject to seasonal influences, generally during the first and second quarters of each fiscal year. Our historical revenues and profits have been lower in the first quarter of our fiscal year, primarily due to the lower level of business activity during the summer months. As our mix of business evolves through future acquisitions, these seasonal fluctuations may continue.

         Quarterly results may also be materially affected by numerous factors, including (1) the timing of acquisitions, (2) the timing and magnitude of costs related to such acquisitions, (3) variations in the prices paid by us for the products we sell, (4) the mix of products sold, (5) general economic conditions and (6) the retroactive restatements in accordance with generally accepted accounting principles of our consolidated financial statements for acquisitions accounted for under the pooling-of-interests method. Moreover, the operating margins of companies we acquire may differ substantially from ours, which could contribute to the further fluctuation in our quarterly operating results. Therefore, results for any one quarter are not necessarily indicative of the results that we may achieve for any subsequent fiscal quarter or for a full fiscal year. However, fluctuations in quarterly operating results may have a material adverse effect on the market price of our Class A Common Stock.


         OUR CLASS A COMMON STOCK MAY BE DIFFICULT TO RESELL AND YOU MAY NOT BE ABLE TO RESELL SHARES FOR MORE THAN YOU PAID

         The market price of the Class A Common Stock is subject to significant fluctuations. You may not be able to resell your shares at or above the price you pay for them due to a number of factors, including:

                  - actual or anticipated fluctuations in our operating results;

                  - changes in expectations as to our future financial performance or changes in financial estimates of securities analysts;

                  - announcements by us or our existing or future competitors;

                  - conditions and trends in the business products or transportation services industries;

                  - adoption of new accounting standards affecting our industries;

                  -        departures of management or key personnel;

                  - the operating and stock price performance of other comparable companies; or

                  -        general market conditions.

         The stock market has recently experienced and may continue to experience extreme price and volume fluctuations that often are unrelated or disproportionate to the operating performance of any specific company. If these broad market fluctuations continue, this may adversely affect the trading price of the Class A Common Stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has often been instituted against the issuing company. We cannot be certain that such litigation will not occur in the future with respect to us. Such litigation could result in substantial costs and would at a minimum divert management's attention and resources. Any adverse determination in such litigation could also subject us to significant liabilities.


         IF WE CANNOT ATTRACT OR RETAIN MANAGEMENT, OUR BUSINESS WILL SUFFER


         Our success is dependent upon the services of our executive officers. We do not carry key man insurance on these officers. We may not be able to locate and retain qualified persons to replace any member of management or to expand our current management if necessary. In addition, our operations are located in diverse geographical locations throughout the United States, further taxing the members of our management team. The prolonged unavailability of any current member of senior management, whether as a result of death, disability or otherwise, could have an adverse effect upon our business. In April 1999, David Neely, our Chairman and Chief Executive Officer resigned. Darwin Deason has assumed the role of Chairman, but the position of Chief Executive Officer has not been filled. Doug Deason, President and Chief Operating Officer, has assumed the role of Acting Chief Executive Officer.


         CONTROL BY MANAGEMENT AND SHAREHOLDERS


         Our officers and directors beneficially own approximately 32% of the outstanding shares of the Class A Common Stock and all of the Class B Common Stock and control approximately 55% of the voting power of such Common Stock. By virtue of his Class B ownership and proxies with our chief operating officer and former chief executive officer, Darwin Deason, our majority shareholder, effectively controls the outcome of matters submitted to a vote of shareholders and, indirectly, controls all major decisions reached by our Board of Directors and officers.


         A STRIKE BY UNIONIZED EMPLOYEES COULD AFFECT OUR PROFITABILITY


         A small number of our employees are members of labor unions. If unionized employees were to engage in a strike or other work stoppage, or if other employees were to become unionized, we could experience a disruption of operations or higher labor costs. This could have a material adverse effect on operations.


         PROBLEMS RELATED TO THE YEAR 2000 ISSUE COULD ADVERSELY AFFECT OUR ABILITY TO PROVIDE SERVICES


         The Year 2000 issue could result in system failures or miscalculations, causing disruptions of operations, including a temporary inability to process transactions, send invoices or engage in similar business activities. For further information on our efforts to handle the Year 2000 issue, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Issue."

         SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET MAY LOWER OUR STOCK PRICE AND IMPAIR OUR ABILITY TO RAISE FUNDS IN FUTURE OFFERINGS


         If our shareholders sell substantial amounts of our Class A Common Stock in the public market, the market price of such stock could fall. The price of our Class A Common Stock could also drop as a result of the exercise of options for Common Stock or the perception that such sales or exercise of options could occur. These factors also could make it more difficult for us to raise funds through future offerings of Class A Common Stock.

         As of September 20, 1999, there were 8,728,044 shares of Class A Common Stock outstanding. In addition, as of September 20, 1999, we had outstanding warrants and options to purchase 535,562 shares of Class A Common Stock. The resale of up to approximately 800,000 of the 8,728,044 outstanding shares will be registered by a future registration statement filed with the Securities and Exchange Commission. We believe that the remaining shares outstanding are freely transferable without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act"), except for any shares held by our "affiliates," as defined in Rule 144 under the Securities Act.

         The holders of approximately 1,055,000 outstanding shares have certain rights to have shares registered under the Securities Act pursuant to the terms of agreements between such holders and us. The resale of 620,342 of those 1,055,000 shares will be registered by a future registration statement. We believe that the remaining shares are freely tradeable, subject in certain cases to the restrictions of Rule 144. In addition, we have filed a registration statement on Form S-8 to register a total of 903,557 shares of Class A Common Stock, which is all shares reserved for issuance under our 1998 Stock Incentive Plan, as well as shares underlying certain options granted under a prior stock option plan.


         ADDITIONAL SHARES REGISTERED FOR USE IN FUTURE ACQUISITIONS MAY RESULT IN DILUTION


         The registration statement expected to be filed in October 1999 will cover the issuance of approximately 6.4 million shares of Class A Common Stock from time to time in the future, in one or more business combination transactions. We anticipate issuing some or all of such shares in one or more acquisitions in the future. We may also file additional registration statements in the future covering the issuance of additional shares for acquisitions or other purposes. The use of shares of Class A Common Stock for a portion or all of the consideration to be paid in future acquisitions could result in dilution to the holders of the outstanding Class A Common Stock.


         ANTI-TAKEOVER EFFECT OF ARTICLES OF INCORPORATION AND BYLAWS AND OTHER SHAREHOLDER PROTECTION MECHANISMS


         Certain provisions of our Articles and Bylaws may delay, defer, or prevent a tender offer or takeover attempt that a shareholder might consider being in such shareholder's best interest. This includes attempts that might result in a premium over the market price for the Class A Common Stock. In this regard, our Articles provide that the removal of any director or directors, with or without cause, requires the affirmative vote of at least 80% of the combined voting stock. This provision would restrict the ability of a party to gain control of our Board by acquiring a majority of our voting stock, removing all of the directors and then replacing them with the directors seeking to benefit such party. Additionally, our Bylaws provide that the number of directors shall be fixed, from time to time, by resolution of the Board. Currently, our Board is divided into three classes of directors that are elected for staggered three-year terms. Thus, in any given year, only a portion of our directors would be eligible for election, thereby eliminating the ability of a hostile party to gain control of our Board in a single proxy contest. This makes any unsolicited takeover attempt (including an attempt that may be in our shareholders' best interest) more expensive and more difficult. Our Bylaws provide for advance notice procedures with respect to the submission by shareholders of proposals to be acted on at shareholder meetings and of nominations of candidates for election as directors. The establishment of such procedures removes any ambiguity with respect to how matters can be so submitted by shareholders. Further, our Articles permit the Board to establish by resolution one or more series of preferred stock and to establish the powers, designations, preferences and relative, participating, optional, or other special rights of each series of preferred stock. The preferred stock could be issued on terms that are unfavorable to the holders of Class A Common Stock or that could make a takeover or change in control more difficult. Further, we have instituted a shareholder rights plan, which plan may have the effect of discouraging an unsolicited takeover proposal. Moreover, we are subject to the Texas Business Combination Law, which places restrictions on certain business combinations with certain shareholders that could render a change in control more difficult. The Articles and Bylaws, together with the provision of shareholder rights plan and Texas law, may have the effect of discouraging a future takeover attempt by a third party that is not approved by the Board and rendering the removal of the incumbent management more difficult.


         USTS RELATED LITIGATION


         Although we have not been named a party to any significant litigation involving USTS, its former shareholders or its former officers, we believe that there is a risk that existing and future claims and litigation involving former USTS shareholders, officers or business operations may arise in the future to which we may be a party. We would vigorously defend any such action; however, there can be no assurance that we will succeed in such efforts without incurring damages, settlement costs or legal fees.


ITEM 2   - PROPERTIES


                  Our executive offices are located at 1909 Woodall Rodgers Freeway, Suite 500, Dallas, Texas in approximately 50,000 square feet of office space leased with a term which expires July 2001. We operate our Business Products Division from 45 sales offices, branch offices and regional offices located primarily in the Southeast, Southwest, Northeast and Central areas in the United States. These offices, including related warehouse space, are primarily leased and range in size from 500 to 28,000 square feet, for a total of approximately 315,000 square feet. We also own approximately 50,000 square feet of office and warehouse space. In addition, we ship products from approximately 25 warehouse locations in the United States. Our largest warehouse facility consists of approximately 100,000 square feet in Dallas. We generally own the equipment, furniture and fixtures in such locations.

                  In the Transportation Services division, we operate from approximately 200,000 square feet of leased office, garage, and parking lot space from eight locations in the states of New York, New Jersey, Connecticut, Texas, Michigan, Ohio and Kentucky. We own and lease our transportation equipment that consists principally of town cars, limousines, vans, mini buses and buses.

                  We maintain satisfactory relations with our landlords. We consider our current office and warehouse space to be adequate to serve our existing business operations. We expect to replace our transportation equipment on a recurring basis at the end of the equipment's useful life.


ITEM 3   - LEGAL PROCEEDINGS


                  JOHN ALDEN LIFE INSURANCE CO. On January 25, 1996, we filed a collection action against John Alden Life Insurance Co. ("Alden"), currently pending in the United States District Court for the Southern District of Florida, for approximately $0.5 million in past due invoices. Alden has denied that it received any products and has refused to pay us on that basis. Alden and its affiliate, John Alden Systems Corp. have asserted a counterclaim against us alleging that one of our employees participated with an Alden employee in a plan to falsify sales to Alden. Alden sought approximately $9.0 million in damages. During the third quarter of fiscal year 1999, the Company learned that an insurance company for Alden paid $5 million to Alden for damages. Also during the quarter, John Alden Insurance dismissed its litigation claims against the individuals involved in this matter. Precept, Alden and certain other parties to the litigation and an insurance carrier agreed to a settlement whereby all claims will be dismissed and Precept will receive $0.2 million.

                  MBF AND PEREGRINE LITIGATION. On February 16, 1999, substantially all of the sales force, management and employees of MBF and Mail/Source, Inc. joined Peregrine Corporation ("Peregrine"), a competitor that was founded and funded by these same individuals. During the third quarter of fiscal year 1999, Precept sued Peregrine and seven former officers of MBF for damages. This lawsuit was filed in the Judicial District, Ouachita Parish, Division C, State of Louisiana. The Company and Peregrine entered into negotiations to settle this litigation; however, a settlement that was satisfactory to the Company and Peregrine was not reached. We have resumed the litigation efforts against Peregrine and the seven former officers of MBF and we intend to aggressively pursue a satisfactory resolution in our favor.

         OTHER MATTERS. In addition to the foregoing, we are subject to certain other legal proceedings, claims, and disputes which arise in the ordinary course of business. While we have no reason to believe that any pending claims are material, there can be no assurance that such claims, if adversely determined, will not have a material adverse effect on our business, financial condition results or operations or liquidity.


ITEM 4   - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1999.


PART II


ITEM 5   - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


         The Class A Common Stock of the Company is listed on the NASDAQ SmallCap Market under the symbol "PBSI". The high and low prices for the Company's Class A Common Stock since the common stock was approved for listing on March 20, 1998 are shown below:


                                                                            Low Price       High Price
                                                                            ---------       ----------
         Fiscal year 1998 quarter ended
         ------------------------------
         March 31, 1998                                                     $  28.887       $   36.765
         June 30, 1998                                                      $  15.537       $   30.637

         Fiscal year 1999 quarter ended
         ------------------------------
         September 30, 1998                                                 $   9.410       $   24.510
         December 31, 1998                                                  $   5.625       $   18.820
         March 31, 1999                                                     $   7.500       $   19.375
         June 30, 1999                                                      $   3.250       $   12.438

         Fiscal year 2000
         ----------------
         September 20, 1999 (quarter to date)                               $   3.125       $    7.875

         As of September 20, 1999, there were approximately 8,728,044 shares of the Company's Class A Common Stock held by approximately 3,300 holders of record and 592,142 shares of the Company's Class B Common Stock held by one holder of record.

         DIVIDEND POLICY

         We have not declared or paid any cash or other dividends on our common stock and do not expect to pay any cash dividends for the foreseeable future. We intend to retain earnings to reduce indebtedness and support our growth strategy. As a holding company, the ability of the Company to pay dividends in the future is dependent upon the receipt of dividends or other payments from its principal operating subsidiaries. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

         RECENT SALES OF UNREGISTERED SECURITIES

         During fiscal year 1999, we issued 663,229 shares of unregistered Class A Common Stock in connection with the acquisition of four businesses and 200 shares of Preferred Stock.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION
                (Amounts in thousands, except per share amounts)

         Our selected consolidated financial information from continuing operations as of and for each of the five years in the period ended June 30, 1999 is presented below. The information as of and for each of the four years in the period ended June 30, 1999 was derived from the audited consolidated financial statements of Precept. The consolidated financial information for the year ended June 30, 1995 was derived from a combination of Precept's audited historical consolidated financial statements for the year ended June 30, 1995 and the unaudited historical financial statements for two acquired businesses for a similar period. The selected consolidated financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements and notes thereto, included in this annual report on Form 10-K. The selected consolidated financial information is significantly affected by the businesses acquired by Precept for each of the periods presented. The historical financial statements of Precept for all periods presented have been restated to combine the financial statements of two businesses acquired in 1998 that have been accounted for following the pooling of interests method.


                                                                     FISCAL YEAR ENDED JUNE 30,
                                                       -------------------------------------------------------
                                                          1999        1998       1997       1996        1995
                                                       ---------   ---------  ---------  ---------   ---------
STATEMENT OF OPERATIONS DATA:
     Revenue:
         Business products.......................      $ 137,527   $ 113,536  $ 109,397  $ 105,464   $  87,392
         Transportation services.................         26,572       9,456      6,566      5,840       6,005
                                                       ---------   ---------  ---------  ---------   ---------
                                                         164,099     122,992    115,963    111,304      93,397

     Cost of goods sold..........................        108,223      85,281     79,729     75,687      58,994
     Sales commissions...........................         18,740      15,075     14,615     13,786      11,805
     Selling, general and administrative expenses         25,315      16,417     17,229     18,302      18,350
     Depreciation and amortization...............          3,643       1,821      1,788      1,677       1,516
     Goodwill write-down and other
         non-recurring charges...................         14,283         -          -          -           -
     Non-recurring acquisition costs.............            240         486        -          -           -
                                                       ---------   ---------  ---------  ---------   ---------
     Operating income (loss).....................         (6,345)      3,912      2,602      1,852       2,732
     Interest and other expense..................          2,565       1,936        618        929         357
                                                       ---------   ---------  ---------  ---------   ---------
     Income (loss) before income taxes...........         (8,910)      1,976      1,984        923       2,375
     Income tax provision (benefit)..............           (633)        790        828         16         356
                                                       ----------  ---------  ---------  ---------   ---------
     Net income (loss)...........................      $  (8,277)  $   1,186  $   1,156  $     907   $   2,019
                                                       ==========  =========  =========  =========   =========

     Diluted net income (loss) per share (1).....      $   (0.98)  $    0.18  $    0.19  $    0.15   $    0.33
     Weighted average shares outstanding (1).....          8,462       6,599      6,089       6,071      6,116


                                                                                JUNE 30,
                                                       -------------------------------------------------------
                                                          1999        1998       1997       1996        1995
                                                       ---------   ---------  ---------  ---------   ---------
BALANCE SHEET DATA:
     Trade accounts receivable...................      $  19,792   $  15,595  $  14,235  $  15,089   $  13,115
     Inventory...................................          4,815       5,133      3,225      2,621       3,062
     Working capital.............................          9,648      13,837     13,394     15,288      14,583
     Total assets................................         86,143      56,487     37,292     39,740      31,745
     Long-term debt..............................         37,138      20,085      7,821      5,397       1,128
     Shareholders' equity........................         28,928      22,002     16,102     19,059      18,846

         (1) Weighted average common outstanding shares reflect the 1 for 7 reverse stock split effected in December 1998.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" UNDER "ITEM 1 - BUSINESS" ABOVE AND UNDER "FORWARD-LOOKING STATEMENTS" BELOW.

OVERVIEW

         Precept is an independent distributor of custom and stock business products and provider of document management services ("Business Products") to businesses in a variety of industries throughout the United States. We also operate corporate transportation services ("Transportation Services") companies in the United States. We were founded in 1988 as a subsidiary of ACS and have grown since then, both internally and through acquisitions. In June 1994, we were spun-off from ACS in a tax-free stock exchange to ACS shareholders in connection with the initial public offering of ACS.

         We were one of the first distributor companies to begin nationwide consolidation of operating companies in the Business Products industry. Since 1991, we have acquired 21 companies in the Business Products industry plus 16 in the Transportation Services industry.

         A component of our business strategy is to increase the size of our operations through strategic acquisitions and internally generated growth. We place substantial emphasis on improving operational and information system capabilities while integrating acquired operations. Our operational focus also includes continuous upgrading of management systems allowing improved customer access to financial inventory and order status information; new product and service offerings; preferred vendor programs incorporating volume purchasing; regional and district management oversight; and recruiting experienced sales individuals. We believe that these strategies will lead to lower cost of goods and increased sales of various products and services to existing and new customers.

ACQUISITIONS

         Our results of operations and the comparability of our results of operations from period to period have been significantly affected by businesses acquired in each period. From 1991 through the date of this report, we completed 37 acquisitions: 21 Business Products distribution companies and 16 Transportation Services companies. Two Business Products companies acquired in fiscal year 1998 were accounted for using the pooling-of-interests method and, as a result, our consolidated financial statements have been restated to combine our financial statements with the pooled companies' financial statements for all periods prior to the completion of the acquisitions. The remaining acquisitions have been accounted for following the purchase method and, as a result, the results of operations of the acquired companies have been included in our results of operations from the dates of acquisition.

         In the quarter ended June 30, 1999, we acquired two Transportation Services companies which provide executive town car and limousine service primarily in the tri-state New York metropolitan area with annual revenues of $6.8 million. The aggregate consideration for these transactions amounted to $9.7 million, paid $3.0 million in cash, $0.2 in mandatorily redeemable preferred stock, $3.2 million in assumed debt, and 597,038 shares of Class A Common Stock with a fair market value of $3.3 million.

         In the quarter ended March 31, 1999, we acquired one Transportation Services company which provides executive town car and limousine service primarily in the tri-state New York metropolitan area with annual revenues of $1.9 million. The aggregate consideration for this transaction amounted to $1.4 million, paid $0.2 million in cash and $1.2 million in seller notes and debt assumed.

         In the quarter ended December 31, 1998, we acquired one Transportation Services company located in North Arlington, New Jersey, which provides executive town car and limousine service to the tri-state New York metropolitan area with annual revenues of $14.0 million. This acquisition was paid for with $3.4 million in cash, financed by our revolving line of credit, $2.9 million in the then current fair market value of 336,000 shares of Class A Common Stock, and $4.4 million in assumed debt.

         In the quarter ended September 30, 1998, we completed the acquisitions of four Business Products companies located in Salt Lake City, Utah; Houston, Texas; Bangor, Maine; and Florence, South Carolina with combined annual revenues of $34.3 million. Such acquisitions were paid for with an aggregate of $5.7 million in cash, financed by our working capital and revolving line of credit, $1.4 million in seller notes, 729,000 shares of Class A Common Stock with a fair market value of $9.6 million, and $2.1 million in assumed debt.

         In the quarter ended March 31, 1998, we acquired substantially all of the assets USTS, a publicly traded company in the transportation services industry. On March 18, 1998, we issued 1,373,214 shares of Class A Common Stock and 259,286 warrants to purchase Class A Common Stock for a total value of $4.4 million, assumed and repaid debt of $5.3 million and incurred $1.1 million in direct acquisition costs. We acquired four of the operating businesses of USTS that provided chauffeured limousine, livery and long haul trucking services based in New York, Michigan, Ohio, Northern Kentucky and the Carolinas. In the fourth quarter of 1998, we sold our 75% interest in the long-haul trucking business, U. S. Trucking, to the owners of the 25% minority interest in U. S. Trucking in exchange for $0.2 million in cash and an interest bearing note receivable for $1.8 million, which note has been fully reserved. The purchase price of USTS has been allocated as follows: $12.8 million to goodwill, $0.9 million to accounts receivable, $6.4 million to long-term debt, $3.7 million to accounts payable and accrued liabilities and $0.8 million to other assets.

         In the quarter ended December 31, 1997, we completed the acquisition of two Business Products companies located in Tempe, Arizona and Austin, Texas and one Transportation Services company located in Dallas, Texas. Total annual revenues for the two Business Products companies amounted to $3.5 million. These companies were acquired with seller notes and assumed debt of $1.3 million. The Transportation Services company's annual revenues totaled $3.4 million. This acquisition was paid for with a seller note of $0.4 million and assumed debt of $0.2 million.

         In the quarter ended September 30, 1997, we completed the acquisition of two Business Products companies located in New York and Fort Worth, Texas with annual revenues of $0.6 million. These acquisitions were paid for with $0.5 million in cash, financed by our revolving line of credit.

PURCHASE ACCOUNTING EFFECTS

         Except as noted above, our acquisitions have been primarily accounted for using the purchase accounting method. The acquisitions have currently affected, and will prospectively affect, our results of operations in certain significant respects. Our revenues and operating expenses will be directly affected by the timing of the acquisitions. The aggregate acquisition costs, including assumption of debt, are allocated to the net assets acquired based on the fair market value of such net assets. The allocations of the purchase price result in an increase in the historical book value of certain assets, including property and equipment, and will generally result in the allocation of a portion of the purchase price to goodwill, which results in incremental annual amortization expense.

RESULTS OF OPERATIONS

         The following table sets forth various items from continuing operations as a percentage of revenues for the fiscal years ended June 30, 1999, 1998 and 1997.


                                                                                  Year Ended June 30,
                                                                            ----------------------------
                                                                              1999       1998     1997
                                                                            ---------  --------  -------
Revenue:
     Business products............................................            83.8%      92.3%     94.3%
     Transportation services......................................            16.2%       7.7%      5.7%
                                                                            ---------  --------  -------
                                                                             100.0%     100.0%    100.0%
Operating expenses:
     Cost of goods sold...........................................            65.9%      69.3%     68.8%
     Sales commissions............................................            11.4%      12.3%     12.6%
     Selling, general and administrative expenses.................            15.5%      13.3%     14.9%
     Depreciation and amortization................................             2.2%       1.5%      1.5%
     Goodwill write down and other non-recurring charges..........             8.7%        -         -
     Non-recurring acquisition costs..............................             0.2%       0.4%      0.0%
                                                                            ---------  --------  -------
Operating income                                                              (3.9)%      3.2%      2.2%
Interest and other expense:
     Interest expense.............................................             1.6%       0.9%      0.5%
     Other expense, net...........................................            (0.1)%      0.7%      0.0%
                                                                            ---------  --------  -------
                                                                               1.5%       1.6%      0.5%
                                                                            ---------  --------  -------
Income before income tax provision (benefit) .....................            (5.4)%      1.6%      1.7%
Income tax provision (benefit)....................................            (0.4)%      0.6%      0.7%
                                                                            ---------  --------  -------
Net income (loss).................................................            (5.0)%      1.0%      1.0%
                                                                            =========  ========  =======

YEAR ENDED JUNE 30, 1999 COMPARED TO YEAR ENDED JUNE 30, 1998

         REVENUE for 1999 increased by $41.1 million, or 33.4%, from $123.0 million in 1998 to $164.1 million in 1999. In 1999, Business Products revenue increased by $24.0 million or 21.1% and Transportation Services revenue increased by $17.1 million or 181.0%. The increase in Business Products revenue was due to the acquisition of nine business products companies during fiscal years 1998 and 1999, which accounted for $26.2 million and internal growth of $3.6 million or 5.6%. The internal growth excludes the effect of the lost revenue from MBF. Of the total increase in Transportation Services revenue in 1999, $16.5 million was due to the acquisition of 11 transportation companies in 1999 and 1998.

         COST OF GOODS SOLD for 1999 increased by $22.9 million, or 26.9%, from $85.3 million in 1998 to $108.2 million in 1999. Cost of goods sold for Business Products increased by $12.0 million of which approximately $19.6 million was due to companies acquired after the beginning of fiscal year 1998. Cost of goods sold from internal growth decreased by $7.6 million due to the effect in 1999 of the Company's improved purchasing power and the mix of products sold. Transportation Services cost of goods sold increased by $11.0 million due primarily to the 11 transportation companies acquired since the beginning of 1998. As a percentage of revenue, cost of goods sold for 1999 decreased by 3.4% from 69.3% in 1998 to 65.9% in 1999. This decrease was caused primarily by the acquisition of business products companies in less price competitive markets, by the mix of products sold, by improved purchasing power and by the higher relative effect of the Transportation Services Division.

         SALES COMMISSIONS increased by $3.6 million, or 23.8%, in 1999, from $15.1 million in 1998 to $18.7 million in 1999 due primarily to the increased level of Business Products revenue. Sales commissions for the Business Products division increased from 13.2% to 13.5% of Business Products revenue primarily due to the effect of the commission plans of companies acquired since July 1, 1998 and to the increased dollar amount of gross profit in 1999. Total commission expense decreased by 0.9% from 12.3% in 1998 to 11.4% in 1999 because the Transportation Services division contributed a higher proportion of consolidated revenue in 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE increased by $8.9 million or 54.2% in 1999 from $16.4 million in 1998 to $25.3 million in 1999, which included increased expenses of $5.2 million from business products and transportation services companies acquired. As a percentage of revenue, selling, general and administrative expenses have increased by 2.2% from 13.3% in 1998 to 15.5% in 1999. This percentage increase in selling, general and administrative expense results primarily from the companies acquired in 1999 and 1998 and the management and organization infrastructure put in place to control and manage the Business Products Division.

         DEPRECIATION AND AMORTIZATION EXPENSE increased $1.8 million in 1999 from $1.8 million in 1998 to $3.6 million in 1999 due largely to the size and timing of the companies acquired since the beginning of 1998.

         GOODWILL WRITE-DOWN AND OTHER NON-RECURRING CHARGES. In the third quarter of fiscal year 1999, we recorded goodwill write-down and other non-recurring charges totaling $14.3 million relating to matters and events which occurred during the third quarter of fiscal year 1999. The significant components are described below.

         GOODWILL

         We received formal notification from Ford Motor Company that the contract for employee bus shuttle service would not be renewed after June 30, 1999. As a result, we evaluated the undiscounted cash flows that will be generated by the remaining operations at our Dearborn, Michigan location. We determined that the cash flows were less than the carrying amount of the net book value of the intangible assets for the location. As a result, we wrote off the amount, $7.4 million, by which the net book value of the intangible assets exceeded the discounted cash flows expected to be generated by the operations in Dearborn.

         We expect that the revenue, earnings, and cash flow generated by the Ford contract will be replaced during fiscal year 2000 by contributions from other town car and limousine companies that have been acquired or which are expected to be acquired during the next fiscal year. We expect that the level of revenue necessary to replace earnings from the Ford contract will need to be higher than the revenue generated by the Ford contract.

         MBF

         On February 16, 1999, substantially all of the management, sales force and employees of MBF and Mail/Source, Inc. resigned to join a competitor, Peregrine, that had been founded and funded by the same individuals. In response to this departure, we are in litigation with Peregrine and the former officers of MBF for damages. We continue to pursue this litigation for damages while also discussing potential financial settlements. During the fourth quarter of 1999, we entered into financial settlement discussions that were not productive due to Peregrine's unwillingness to agree to a financial settlement on terms we considered reasonable. As a result of this departure, we have closed and are in the process of selling certain sales offices and warehouses, collecting outstanding accounts receivable, selling inventories and settling certain remaining trade, lease, tax and other obligations. As part of this effort, we recorded $2.6 million of asset write-downs and other charges expected to be incurred in connection with winding down the operations of MBF. These charges include expected losses on the sale of inventories and of land and buildings, expected losses on the collection of accounts receivable, remaining lease obligations, litigation costs, termination costs, and other liabilities.

         During the third quarter ended March 31, 1999, the Business Products revenue from existing operations declined by $2.9 million, principally due to the departure of substantially all of the sales force of MBF. As we have wound down and closed the sales offices and warehouses of MBF, our revenue was negatively affected by approximately $4.2 million during the fourth quarter of 1999. We expect that the negative impact from MBF will be at least as significant during the first three quarters of 2000. In addition, our annual revenues will be negatively affected by approximately $16 million due to the departure of substantially all of the sales force. While we expect that our internal revenue, cash flow, earnings, and cash flow growth rate will offset the loss of MBF's revenues and earnings, there can be no assurance that such revenue and earnings will be recovered.

         OTHER

         During the third quarter of 1999, we recorded $4.3 million of non-recurring charges. These included an investment of $0.5 million in the preferred stock on an entertainment company which was written down to zero value to reflect management's estimate of the recoverability of its investment due to financial difficulties and financial restructuring of the entertainment company. As part of the ongoing litigation with John Alden Insurance Company, we adjusted the value of our trade receivable by $0.5 million to reflect the expected settlement of the litigation. We also wrote down the value of certain notes receivable by $0.5 million to their expected net realizable value. Inventory and trade accounts receivable valuation reserves were increased by $0.9 million. We increased our health claim reserve by $0.8 million based on health claim payment trends during the third quarter of 1999. Other reserves and liabilities increased by $1.1 million to address various matters and events that occurred during the third quarter of 1999.

         INTEREST EXPENSE increased by $1.6 million or 130.6% during 1999, from $1.2 million in 1998 to $2.8 million in 1999 principally due to additional debt incurred by us in 1998 and 1999 to finance our business acquisitions.

         INCOME TAX BENEFIT is provided at a 7.1% effective benefit rate in 1999 compared to a 40.0% tax provision rate in 1998. The change in the effective tax rate for 1999 is due primarily to the non-deductibility of the goodwill write-down and goodwill amortization expense as well as changes in the valuation allowance.

         NET INCOME (LOSS) FROM CONTINUING OPERATIONS decreased by $9.5 million in 1999, from $1.2 million in 1998 to $(8.3) million in 1999, due to the reasons described above. Diluted earnings per share decreased $1.09 from $0.11 in 1998 to $(0.98) in 1999. Excluding the goodwill write-down and non-recurring charges recorded during the third quarter of 1999, diluted net income per share increased by $0.22 per share to $0.33 per share in 1999. Diluted earnings per share for 1999 will not equal the sum of the quarterly earnings per share due to the difference in the weighted average number of shares caused primarily by the timing of acquisitions where Class A Common Stock was used as part of the purchase consideration.

YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED JUNE 30, 1997

         REVENUE for 1998 increased by $7.0 million, or 6.1%, from $116.0 million in 1997 to $123.0 million in 1998. In 1998, Business Products revenue increased by $4.1 million or 3.8% and Transportation Services revenues increased $2.9 million or 44.0%. The increase in Business Products revenue was due to the acquisition of three business products companies during 1998, which accounted for $2.1 million, and internal growth from existing and pooled companies of $2.0 million. The internal growth offset the lost sales from three customers who were acquired or who left the geographic markets we serve. The increase in Transportation Services revenue of $2.9 million in 1998 was primarily due to the acquisition of four transportation companies.

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE decreased by $0.8 million or 0.4% in 1998 from $17.2 million in 1997 to $16.4 million in 1998. Increased expenses of $0.8 million from business products and transportation services companies acquired were offset by $1.6 million in reduced expenses in existing business products and corporate functions. As a percentage of revenue, selling, general and administrative expenses have declined by 1.6% from 14.9% in 1997 to 13.3% in 1998. The reduced expenses in existing operations are primarily a result of our continuing efforts and strategy to realize synergies from acquisitions by merging common administrative and support functions.

         NON-RECURRING ACQUISITION COSTS amounted to $0.5 million in 1998 and consist of accounting, legal and investment banking fees, real estate fees, appraisal fees and various regulatory fees incurred in connection with the acquisition of two companies which were accounted for following the pooling-of-interests method.

         DEPRECIATION AND AMORTIZATION EXPENSE increased $0.1 million in 1998 from $1.7 million in 1997 to $1.8 million in 1998 due largely to the size and timing of the companies acquired in 1998.

         INTEREST AND OTHER EXPENSE increased by $1.3 million or 213.4% during 1998, from $0.6 million in 1997 to $1.9 million in 1998. In 1998, interest expense increased by $0.6 million or 92.1%, from $0.6 million in 1997 to $1.2 million in 1998 principally due to additional debt incurred by us in 1998 to finance our acquisitions. Other expenses of $0.8 million in 1998 are due primarily to a subsidiary's write-off of an investment and one time payment by the shareholder of an acquired subsidiary.

         INCOME TAXES are provided at a 40.0% effective rate in 1998 compared to a 41.7% rate in 1997. This reduction is due primarily to state income tax and non-deductible expense reductions.

LIQUIDITY AND CAPITAL RESOURCES

         NET CASH FLOWS FROM OPERATING ACTIVITIES. During fiscal year 1999, we generated $13.4 million in cash from operating activities. The increase in cash flow from operating activities from 1998 to 1999 is due to the increased size of the Company, improved results from operations and a reduction in working capital. In fiscal year 1998, the Company used $4.4 million in cash from operations as compared to $0.7 million generated in 1997. During 1998, increases in accounts receivable, inventory and other current assets were funded with borrowings under the Company's revolving line of credit. During fiscal year 1998, the Company increased its net income due to the benefits of companies acquired in the previous two years and the reduction of the losses from discontinued operations. During fiscal year 1997, the cash flow generated by Business Products' and Transportation Services' continuing operations was largely offset by the cash needs of the discontinued operations of two subsidiaries, Precept Builders, Inc. ("Builders") and Precept Holdings, Inc. ("Holdings"). The Company used its revolving line of credit to supplement any cash needs that were not provided by operating activities. During 1997, cash flow from operations was significantly reduced by the levels of accounts receivable and costs in excess of billings on uncompleted contracts for one of its discontinued operations. The working capital of continuing operations was a relatively constant $13.0 million to $14.0 million during this period.

         NET CASH FLOWS FROM INVESTING ACTIVITIES. During fiscal year 1999, we used $25.7 million of cash for investing activities. We used $24.8 million of cash to acquire businesses during fiscal year 1999. We also acquired $2.1 million of equipment and generated $1.1 million from the sale of the net assets of our discontinued operations. During fiscal year 1998, Precept used $5.5 million in cash for investing activities as compared to $3.1 million in 1997. In 1998, the Company used $7.1 million in cash to purchase five businesses, including paying contingent consideration of $0.1 million and paying direct acquisition costs of $1.7 million incurred in connection with eight of its business acquisitions. During 1998, the Company acquired eight businesses, six of which were accounted for following the purchase method and two of which were accounted for following the pooling method. In 1998, the Company spent $0.9 million for equipment. In addition, discontinued operations generated $2.4 million in cash primarily from the sale of the Company's interest in a ranch and the sale of a condominium. During 1997, the Company acquired two businesses for $1.1 million and paid $0.1 million for contingent consideration. In addition, the Company spent $1.9 million to acquire property and equipment, primarily for information systems equipment, warehouse equipment, town cars and office furniture and fixtures.

         NET CASH FLOWS FROM FINANCING ACTIVITIES. During fiscal year 1999, we generated $10.1 million of cash by financing activities. We borrowed a net amount of $15.1 million under the Company's revolving line of credit and used such amount primarily to finance business acquisitions. During fiscal 1999, we repaid $1.3 million of long-term debt, we repaid $2.7 million of capitalized lease obligations and we purchased $1.0 million of treasury stock. In fiscal year 1998, $9.7 million of cash was generated by financing activities as compared to $1.7 million of cash generated by financing activities in fiscal year 1997. During 1998, Precept increased its outstanding revolving line of credit balance by approximately $8.7 million in order to finance acquisitions. In addition, the Company financed $0.3 million of its equipment purchases with capitalized lease obligations and collected $0.8 million in notes receivable from shareholders for prior stock purchases. During 1997, the Company increased its revolving line of credit by approximately $1.8 million in order to finance its acquisitions of property and equipment and its acquisitions of businesses. The Company also borrowed $0.3 million in long-term debt to finance equipment purchases. During fiscal year 1997, one of the Company's acquired subsidiaries distributed dividends of $0.3 million to the subsidiary's former shareholder.

         Although the goodwill write-down and other non-recurring charges affected our operating results for 1999, such items did not affect our cash flow from operations. As certain of the obligations provided for in the non-recurring charges are settled, we anticipate a use of approximately $1.0 million in cash principally during fiscal year 2000. During the fourth quarter of fiscal year 1999, we used $0.7 of cash to settle certain of these non-recurring charges.

         Management believes that the current levels of operations and the cash flow from such operations and the amount available for borrowing under the existing revolving line of credit agreement of $1.4 million will be adequate for fiscal year 2000 to make required payments of principal and interest on our indebtedness, to fund anticipated capital expenditures of approximately $3.0 million for fiscal year 2000, and to meet working capital needs.

         On March 22, 1999, we signed a Revolving Line of Credit Agreement ("Credit Agreement") with Bank One, Texas, N.A. The Credit Agreement provides up to $40.0 million for borrowing by us to be used for acquisitions, working capital, and general corporate purposes. The amount available under the Credit Agreement is determined based on a multiple of three times the trailing twelve months pro forma EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. EBITDA is also adjusted for the historical EBITDA of acquired companies for the periods during the trailing twelve months that the acquired companies' results of operations are not included in our historical operating results. The operating results of acquired companies are also adjusted on a pro forma basis for interest, depreciation, amortization, owners' compensation and non-recurring charges. Two banks, Bank One, Texas, NA and Wells Fargo Bank, NA, participated in this Credit Agreement. The Credit Agreement provides for an increase of $10 million if new lenders join the banking group or existing lenders increase their levels of commitment. The Credit Agreement includes other customary covenants and conditions relating to the conduct and operation of our business. Specifically, each quarter we will be subject to a 3:1 EBITDA to interest coverage ratio, to minimum net worth levels and to limits on capital expenditures. In addition, acquisitions of companies with a purchase price greater than $7.5 million individually and $25.0 million on an aggregate annual basis will require approval from the banking group. At June 30, 1999, we had borrowed $31,100,000 from the banking group and we had $8,900,000 available to borrow under the line of credit agreement. We borrowed such amounts at an average annualized interest rate of 8.2%.

         In order for us to continue to acquire companies in the business products distribution and the transportation services industries at the same rate as we have acquired companies since March 1998, we will need to obtain additional sources of debt or equity capital. As of September 20, 1999, we have borrowed $38.6 million of the $40.0 million available under the existing line of credit agreement. Should we not be able to locate additional lenders or equity partners, we will be required to limit significantly the rate at which we acquire companies. We do not believe that this current financial condition will hinder our plans for internal growth during fiscal year 2000.

INFLATION

         Certain of our business product offerings, particularly paper products, have been and are expected to continue to be subject to significant price fluctuations due to inflationary and other market conditions. In the last five to ten years, the prices for commodity grades of paper have shown considerable volatility. We generally are able to pass any increased costs on to our customers through price increases, although we may not be able to adjust our prices immediately. Significant increases in paper and other costs in the future could materially affect our profitability if these costs cannot be passed on to customers. In general, we do not believe that inflation has had a material effect on our results of operations in recent years. However, there can be no assurance that our business will not be affected by inflation in the future.

YEAR 2000 ISSUE

         We have performed a review of our existing computer software and hardware information systems. We believe that our existing management information systems are year 2000 compliant, except for certain electronic commerce matters, as described more fully in the next paragraph. To the extent that we will be required to expend resources to ensure that the management information systems are year 2000 compliant, we do not expect that significant resources, either cash flow or manpower will be needed. Our management had previously identified two subsidiaries that had key information systems that were not year 2000 compliant. At the first subsidiary, we have integrated their operations and information needs into Precept's automated distribution information system. For the second subsidiary, we have made the necessary programming changes to insure that the operating system will be year 2000 compliant.

         We conduct a certain portion of our business operations, in particular sales orders, purchasing, billing and shipping, using electronic means of communication outside of our management information systems. We are in the process of contacting or being contacted by our significant vendors and customers to verify that the electronic means of communication used are year 2000 compliant. Although this project is still in process, we are not aware of any significant issues in this area. If for some reason, electronic means of communication with certain of our vendors and customers were not year 2000 compliant, we do not expect that this condition would have a material adverse effect on our operations at that time. If necessary, we have processes and procedures in place to conduct such business operations without electronic communication for those specific customers and vendors.

FINANCIAL ACCOUNTING STANDARDS

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, that is effective for reporting periods beginning after June 15, 2000. The Company has not yet assessed the effects that this statement will have on its results of operations, financial position, or cash flows. We intend to adopt the disclosure requirements of this standard during our fiscal year ending June 30, 2001.

FORWARD-LOOKING STATEMENTS

         We are including the following cautionary statement in this annual report on Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of us. This section should be read in conjunction with the "Risk Factors" located elsewhere in this Form 10-K. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, we may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of us, are also expressly qualified by these cautionary statements. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to the other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements:

1. Changes in economic conditions, in particular those that affect the end users of business products and transportation services, primarily corporations.

2. Changes in the availability and/or price of paper, in particular if increases in the price of paper are not passed along to our customers.

3.   Changes in our executive and senior management or control.

4. Inability to obtain new customers or retain existing customers and contracts.

5.   Significant changes in the composition of our sales force.

6. Significant changes in competitive factors, including product pricing conditions, affecting us.

7. Governmental and regulatory actions and initiatives, including those affecting financing.

8.   Significant changes from expectations in operating expenses.

9. Occurrences affecting our ability to obtain funds from operations, debt or equity to finance needed capital acquisitions and other investments.

10.  Significant changes in rates of interest, inflation or taxes.

11. Significant changes in our relationship with our employees and the potential adverse effects if labor disputes or grievance were to occur.

12. Changes in accounting principles and/or the application of such principles to us.

         The foregoing factors could affect our actual results and could cause our actual results during fiscal year 2000 and beyond to be materially different from any anticipated results expressed in any forward-looking statement made by or on behalf of us. We disclaim any obligation to update any forward-looking statements to reflect events or other circumstances after the date of this Form 10-K.

DISCONTINUED OPERATIONS

         As part of our business strategy, we decided to focus on our core businesses and discontinue certain non-core business operations. During fiscal 1998, the losses from discontinued operations consisted principally of the losses from Holdings, which owned and operated certain real estate related investments. During fiscal year 1998, we generated $2.4 million in cash from the sale of our interest in a ranch to a company controlled by our majority shareholder, the former chief executive officer and the chief operating officer, and from the sale of a condominium to our majority shareholder. In September 1998, we sold the remaining assets of our discontinued operations consisting of land, building and an interest in a restaurant to our majority shareholder for $1.2 million in cash. These transactions were all negotiated on an arms' length basis and at prices believed to represent the fair market value of the assets sold.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


         The principal market risk (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rates on its debt. At September 20, 1999, we had $38.6 million of debt outstanding under our revolving line of credit which provides for interest to be charged at the prime rate or at a LIBOR rate plus a margin of 2.75%. Based on that level of outstanding revolving line of credit, a 1.0% change in interest rate would result in a $0.4 million annual change in interest expense. The remainder of our debt is at fixed interest rates that are not subject to changes in interest rates. We do not own nor are we obligated for other significant debt or equity securities that would be affected by fluctuations in market risk.

         The Company does not hold or issue derivative financial instruments for speculation or trading purposes.

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         PRECEPT BUSINESS SERVICES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


     DESCRIPTION                                                                               PAGE
     -----------                                                                               ----
Report of Independent Auditors...............................................................   29

Consolidated Balance Sheets at June 30, 1999 and 1998........................................   30

Consolidated Statements of Operations for the years ended June 30, 1999, 1998 and 1997.......   31

Consolidated Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997.......   32

Consolidated Statements of Changes in Shareholders' Equity for the three year period
     ended June 30, 1999.....................................................................   33

Notes to Consolidated Financial Statements...................................................   34




                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Precept Business Services, Inc.

         We have audited the accompanying consolidated balance sheets of Precept Business Services, Inc., as of June 30, 1999 and 1998, and the related consolidated statements of operations, cash flows, and changes in shareholders' equity for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precept Business Services, Inc. at June 30, 1999 and 1998, and the consolidated results of its operations, cash flows and changes in shareholders' equity for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.


Dallas, Texas                                                 ERNST & YOUNG LLP
September 10, 1999

                         PRECEPT BUSINESS SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                          June 30,
                                                                               -------------------------------
                                                                                   1999              1998
                                                                               -------------     -------------
                                     ASSETS
Current assets:
   Cash and cash equivalents...........................................        $       -         $   2,291,303
   Trade accounts receivable, net of $722,000 and $404,000 allowance
       for doubtful accounts, respectively.............................           19,791,669        15,595,234
   Accounts receivable from affiliates.................................            1,053,712         1,186,908
   Other accounts receivable...........................................            1,544,920         1,609,529
   Inventory...........................................................            4,815,228         5,133,484
   Other current assets................................................              785,246           805,151
   Income taxes refundable.............................................              936,548             -
   Deferred income taxes                                                             797,666           499,264
   Net assets of discontinued operations...............................                -             1,115,125
                                                                               -------------     -------------
       Total current assets............................................           29,724,989        28,235,998

Property and equipment, net............................................           11,009,195         5,751,487
Intangible assets, net.................................................           43,368,313        19,558,050
Deferred income taxes..................................................            1,009,849         1,102,372
Other assets...........................................................            1,030,293         1,838,697
                                                                               -------------     -------------
       Total assets....................................................        $  86,142,639     $  56,486,604
                                                                               =============     =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable..............................................        $   8,421,736     $   5,844,671
   Accrued expenses.                                                               5,611,748         5,189,268
   Accrued compensation                                                            2,124,776         1,943,964
   Current portion of long-term debt...................................            3,918,733         1,421,477
                                                                               -------------     -------------
       Total current liabilities.......................................           20,076,993        14,399,380

Long-term debt.........................................................           37,138,018        20,084,756
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $1.00 par value; 3,000,000 authorized shares,
       none issued.....................................................                -                 -
   Class A Common Stock, $0.01 par value; 100,000,000 authorized     shares
       and 8,876,680 and 6,870,126 issued shares in 1999
       and 1998, respectively..........................................               88,766            68,701
   Class B Common Stock, $0.01 par value; 10,500,000 authorized      shares
       and 592,142 issued shares ......................................                5,921             5,921
   Additional paid-in-capital..........................................           39,717,113        23,515,022
   Retained earnings (accumulated deficit).............................           (9,673,097)       (1,395,905)
                                                                               -------------     -------------
                                                                                  30,138,703        22,193,739
   Class A treasury stock - 148,636 and 68,406 shares, respectively               (1,211,075)         (191,271)
                                                                               -------------     -------------
       Total shareholders' equity......................................           28,927,628        22,002,468
                                                                               -------------     -------------
           Total liabilities and shareholders' equity..................        $  86,142,639     $  56,486,604
                                                                               =============     =============

          See accompanying notes to consolidated financial statements.

                         PRECEPT BUSINESS SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Year Ended June 30,
                                                                  ------------------------------------------------
                                                                      1999              1998             1997
                                                                  -------------     -------------    -------------
Revenues:
   Business products                                              $ 137,526,600     $ 113,536,213    $ 109,396,670
   Transportation services.................................          26,571,927         9,455,575        6,565,838
                                                                  -------------     -------------    -------------
                                                                    164,098,527       122,991,788      115,962,508

Costs and expenses:
   Cost of goods sold......................................         108,222,951        85,281,274       79,729,325
   Sales commissions                                                 18,739,556        15,074,985       14,615,160
   Selling, general and administrative.....................          25,314,724        16,416,142       17,228,760
   Depreciation and amortization...........................           3,643,332         1,820,935        1,787,624
   Goodwill write-down and other non-recurring charges.....          14,283,000              -                -
   Non-recurring acquisition costs.........................             239,788           485,555             -
                                                                  -------------     -------------    -------------
                                                                    170,443,351       119,078,891      113,360,869
                                                                  -------------     -------------    -------------
Operating income (loss)....................................          (6,344,824)        3,912,897        2,601,639
Interest and other expense:
   Interest expense........................................           2,755,979         1,195,086          621,961
   Other expense (income)..................................            (191,009)          741,454           (4,211)
                                                                  -------------     -------------    -------------
                                                                      2,564,970         1,936,540          617,750
                                                                  -------------     -------------    -------------
Income (loss) from continuing operations
   before income taxes.....................................          (8,909,794)        1,976,357        1,983,889
Income tax provision (benefit) ............................            (632,602)          790,544          828,098
                                                                  -------------     -------------    -------------
Income (loss) from continuing operations...................          (8,277,192)        1,185,813        1,155,791
                                                                  -------------     -------------    -------------

Discontinued operations:
   Loss from disposal of discontinued operations, net of
       applicable income taxes.............................                -                 -            (497,971)
   Loss from discontinued operations, net of applicable income
       taxes........                                                       -             (467,392)      (3,341,111)
                                                                  -------------     -------------    -------------
   Loss from discontinued operations.......................                -             (467,392)      (3,839,082)
                                                                  -------------     -------------    -------------

Net income (loss)..........................................       $  (8,277,192)    $     718,421    $  (2,683,291)
                                                                  ==============    =============    =============

Basic net income (loss) per share:
   Income from continuing operations.......................       $       (0.98)    $        0.18    $        0.19
   Loss from discontinued operations.......................                -                (0.07)           (0.63)
                                                                  -------------     -------------    -------------
   Net income (loss).......................................       $       (0.98)    $        0.11    $       (0.44)
                                                                  =============     =============    =============

   Basic weighted average shares outstanding...............           8,462,017         6,480,325        6,089,047

   Diluted weighted average shares outstanding.............           8,462,017         6,598,657        6,089,047

          See accompanying notes to consolidated financial statements.

                         PRECEPT BUSINESS SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year Ended June 30,
                                                                  ------------------------------------------------
                                                                      1999              1998             1997
                                                                  -------------     -------------    -------------
Cash flows from operating activities:
   Net income (loss)..........................................    $  (8,277,192)    $     718,421    $  (2,683,291)
   Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
       Depreciation and amortization..........................        3,643,332         1,820,935        1,787,624
       Write off of property and equipment, net...............             -                 -             408,245
       Goodwill write-down and other non-recurring charges....       14,283,000              -             150,477
       Loss from disposal of discontinued operations..........             -                 -             497,971
       Deferred income taxes..................................             -              104,269         (160,728)
       Changes in operating assets and liabilities, net of
           effects from acquisitions:
           Trade accounts receivable.........................          (100,935)         (483,981)       9,261,454
           Accounts receivable from affiliates...............           133,196          (683,337)            -
           Inventory.........................................         1,702,514        (1,902,976)        (575,567)
           Cost in excess of billings on uncompleted
             contracts, subcontracts payable and retainage...              -                 -          (4,923,077)
           Other current assets..............................           172,120        (1,871,935)        (554,898)
           Income taxes refundable...........................          (936,548)          277,766         (277,766)
           Trade accounts payable............................           113,671          (822,560)         281,101
           Accrued compensation..............................           180,812           293,839         (132,523)
           Other assets and liabilities, net.................         2,454,669        (1,838,876)      (2,376,369)
                                                                  -------------     -------------    -------------
       Net cash provided by (used in) operating activities...        13,368,639        (4,388,435)         702,653
                                                                  -------------     -------------    -------------

Cash flows provided by (used in) investing activities:
   Acquisitions of businesses, including earnout payments.....      (24,776,169)       (7,086,000)      (1,185,575)
   Acquisition of property and equipment, net.................       (2,081,197)         (857,713)      (1,882,096)
   Sale of assets of discontinued operations.................         1,115,125         2,445,121             -
                                                                  -------------     -------------    -------------
       Net cash used in investing activities..................      (25,742,241)       (5,498,592)      (3,067,671)
                                                                  -------------     -------------    -------------

Cash flows provided by (used in) financing activities:
   Payments on long-term debt and other long-term liabilities.       (1,316,282)          (41,000)         286,237
   Issuance of common stock...................................             -                 -              30,900
   Capital contributions (dividend to shareholder), net.......             -                 -            (307,000)
   Purchase of treasury stock.................................         (999,201)             -                -
   Issuance (payments) of capital lease obligations...........       (2,736,740)          257,972          (82,642)
   Repayment of shareholder notes.............................             -              821,036             -
   Borrowings on revolving line of credit, net................       15,134,522         8,708,120        1,786,181
                                                                  -------------     -------------    -------------
       Net cash provided by financing activities..............       10,082,299         9,746,128        1,713,676
                                                                  -------------     -------------    -------------

Net decrease in cash and cash equivalents.....................       (2,291,303)         (140,899)        (651,342)
Cash and cash equivalents at beginning of year................        2,291,303         2,432,202        3,083,544
                                                                  -------------     -------------    -------------
Cash and cash equivalents at end of year......................    $        -        $   2,291,303    $   2,432,202
                                                                  =============     =============    =============
Supplemental disclosure:
   Cash paid for:
       Interest...............................................    $   2,744,883     $   1,195,086    $     621,961
       Income taxes ..........................................    $     367,241     $     790,543    $     828,098

           See accompanying notes to consolidated financial statements

                         PRECEPT BUSINESS SERVICES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                     RETAINED
                              CLASS A    CLASS B    ADDITIONAL       EARNINGS                       TOTAL
                              COMMON     COMMON      PAID-IN      (ACCUMULATED                  SHAREHOLDERS'
                              STOCK      STOCK       CAPITAL         DEFICIT)        OTHER         EQUITY
                             --------   --------   ------------   ------------   ------------   ------------
Balance, June 30, 1996.....  $ 41,073   $ 14,432   $ 17,569,547   $  2,238,229   $  (804,247)   $ 19,059,034
  Exercise of stock
    options................     5,384       -           233,576           -             -            238,960
  Issuance of shareholder
    notes..................      -          -              -              -         (208,060)       (208,060)
  Distribution to
    shareholder of
    acquired subsidiary....      -          -              -          (305,000)         -           (305,000)
   Net loss................      -          -              -        (2,683,291)         -         (2,683,291)
                             --------   --------   ------------   ------------   -----------    ------------

Balance, June 30, 1997.....    46,457     14,432     17,803,123       (750,062)   (1,012,307)     16,101,643
  Repayment of
    shareholder notes......      -          -              -              -          821,036         821,036
  Contribution of
    retained earnings
    by shareholder of
    acquired subsidiary....      -          -         1,364,264     (1,364,264)         -               -
  Acquisition of USTS......    13,733       -         4,347,635           -             -          4,361,368
  Conversion of Class B
    to Class A Common
    Stock..................     8,511     (8,511)          -              -             -               -
  Net income...............      -          -              -           718,421          -            718,421
                             --------   --------   ------------   ------------   -----------    ------------
Balance, June 30, 1998.....    68,701      5,921     23,515,022     (1,395,905)     (191,271)     22,002,468
  Acquisition of
    subsidiaries...........    19,116       -        15,799,698           -             -         15,818,814
  Exercise of stock
    Options................       476       -            20,127           -          (20,603)           -
  Repurchase of Class
    A common Shares........      -          -              -              -         (999,201)       (999,201)
  Cash payment for
    Fractional shares
    in reverse split.......      -          -            26,803           -             -             26,803
  Conversion of seller
    Notes..................       473       -           355,463           -             -            355,936
  Net loss.................      -          -              -        (8,277,192)         -         (8,277,192)
                             --------   --------   ------------   ------------   -----------    ------------

Balance, June 30, 1999....   $ 88,766   $  5,921   $ 39,717,113   $ (9,673,097)  $(1,211,075)   $ 28,927,628
                             ========   ========   ============   ============   ===========    ============

          See accompanying notes to consolidated financial statements.

                         PRECEPT BUSINESS SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997

1. BUSINESS

         Precept Business Services, Inc. and its subsidiaries ("Precept" or the "Company") engage in business products distribution management and services and in executive chauffeured limousine, livery and courier services. The business products management business comprises arranging for the manufacture, storage, and distribution of business forms, computer supplies, advertising information and other related business products for mid- to large-sized corporate customers. Precept operates from offices throughout the United States. The transportation services are provided from locations in Texas, New York, New Jersey, Connecticut, Kentucky, Ohio and Michigan.

         PUBLICLY TRADED COMPANY

         In March 1998, Precept completed its acquisition of substantially all of the assets of U. S. Transportation Services, Inc. ("USTS"), a company whose common stock was publicly traded on the NASDAQ SmallCap Market ("NASDAQ"). As part of this acquisition, Precept listed its Class A common shares and its warrants to purchase Class A common shares for public trading with NASDAQ and issued 1,373,214 shares of its Class A Common Stock to USTS. Precept's Class A Common Stock trades under the NASDAQ symbol "PBSI."

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

         ACCOUNTING FOR ACQUISITIONS OF BUSINESSES

         The Company evaluates each business acquisition separately. For businesses acquired which have been or will be accounted for using the purchase method of accounting, the cost to acquire the business includes the current consideration and future contingent consideration, when earned, provided by the Company, debt assumed by the Company and direct acquisition costs. The aggregate acquisition cost is allocated to the net assets and liabilities of the business acquired based on the fair values of net assets and liabilities. Any amount not specifically allocated to an identified asset and liability is considered to be

                         PRECEPT BUSINESS SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997


goodwill. The results of operations of the businesses acquired are included in the operating results of the Company from the dates of acquisition.

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

         The allowance for doubtful accounts was $722,000, $404,000 and $599,000 as of June 30, 1999, 1998 and 1997. The net change in the allowance for doubtful accounts was charged to operations. No customer accounted for more than 10% of the Company's revenue in 1999, 1998 or 1997.

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

                         PRECEPT BUSINESS SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997


         LONG-LIVED ASSETS

         It is the Company's policy to periodically review the fair market value of its business operations and assess the operating performance and cash flows of its business operations. If based on such assessment, the Company identifies situations which indicate potential impairment or negative cash flow conditions, then the Company will evaluate the net carrying value of its long-lived assets, including goodwill and intangible assets, through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts which are in excess of estimated undiscounted net future cash flows, the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. As more fully described in Note 15, during the third quarter of 1999, the Company recognized a permanent impairment in value for goodwill and certain other long-lived assets. Based upon its most recent assessment, the Company does not believe an impairment of long-lived assets exists at June 30, 1999.

         INTANGIBLE ASSETS

         Goodwill represents the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is amortized using the straight-line method over periods ranging from 20 to 40 years. Other intangible assets represent amounts allocated to non-compete agreements and are amortized using the straight-line method over periods ranging from three to ten years.

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

         INCOME TAXES

         The Company accounts for income taxes following the liability method. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and tax net operating losses ("NOL") and tax credit carryforwards. Deferred tax expense represents the change in the deferred tax asset or liability balances. The Company periodically reviews the realizability of its deferred tax assets and, as needed, records valuation allowances when realizability of the deferred tax asset is not likely.

         STOCK BASED COMPENSATION

         The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value per share of the share at the date of grant. Because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company believes that the alternative fair value accounting for employee stock options requires the use of option valuation models that were not developed for use in valuing employee stock options.

                       PRECEPT BUSINESS SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JUNE 30, 1999, 1998 AND 1997


         NET INCOME PER SHARE

         Net income per share is calculated in dual fashion - basic and diluted net income (loss) per share. Basic net income (loss) per share excludes dilution, is based on the number of shares actually outstanding, and is computed by dividing the income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The difference between the weighted-average number of common shares used for the calculation of basic net income (loss) per share and the weighted-average number of common shares used for diluted net income (loss) per share comprises the dilutive effect of the outstanding common stock options and common stock which would be issued upon the conversion of certain notes payable. However, the Company's warrants and a certain portion of the Company's convertible notes payable were not included in the computation of diluted net income (loss) per share as they would not have been exercised. Diluted net loss per share is not presented for fiscal year 1999 since the Company incurred a net loss from continuing operations.

         The weighted average number of outstanding common shares is calculated based on the historical timing of the common stock transactions, except that the historical number of shares have been retroactively restated for any shares issued in connection with businesses acquired as pooling of interests transactions. In addition, the Company's 3.15438 for 1 stock split in March 1998 and 1 for 7 reverse stock split in December 1998 have been retroactively reflected in the Company's historical financial statements.

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

         EXPENSE ALLOCATION TO DISCONTINUED AND CONTINUING OPERATIONS

         The Company allocates interest expense on its borrowings to discontinued and continuing operations proportionately based on net assets of each of the respective components. Interest expense allocated to discontinued operations was $150,278 in 1997. General corporate administrative expenses have not been allocated to discontinued operations.

         RECLASSIFICATIONS

         Certain reclassifications, none of which affect net income, have been made to the 1997 consolidated financial statements in order to conform to the 1999 and 1998 presentation.

3. ACQUISITIONS

         During fiscal year 1999, Precept acquired four business products distribution companies and five transportation service companies. All the acquisitions were accounted for using the purchase method of accounting. For these purchase acquisitions, the aggregate acquisition cost is allocated to the net assets acquired based on the fair value of such net assets. The operating results of such companies have been included in the Company's historical results of operations for all periods following the acquisition. The aggregate acquisition cost for such purchased businesses amounted to $40.7 million and consisted of $12.4 million in cash, funded by working capital and the Company's revolver line of credit, $12.3 million in seller notes and assumed debt, $0.2 million in mandatorily redeemable preferred stock and $15.8 million in Class A Common Stock. Four of the acquisitions completed during fiscal year 1999 include provisions for contingent purchase consideration in the event that the companies acquired exceed certain earnings hurdles

                       PRECEPT BUSINESS SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JUNE 30, 1999, 1998 AND 1997

during the three years following acquisition. Such contingent consideration is generally to be paid with shares of Class A Common Stock. In addition, five of the acquisitions completed during fiscal year 1999 provide for additional shares of Class A Common Stock to be issued in the event that the Class A shares used to acquire the businesses are sold below a certain share price level. During fiscal year 1999, approximately 250,000 shares of Class A Common Stock were deemed to be issued for such share price protection. During fiscal year 1999, the Company paid $0.1 million for contingent purchase consideration in connection with its business acquisitions.

         During fiscal year 1998, Precept acquired five business products distribution companies and four transportation companies. All the acquisitions except for two business products distribution companies were accounted for using the purchase method of accounting. For these purchase acquisitions, the aggregate acquisition is allocated to the net assets acquired based on the fair value of such net assets. The operating results of such companies have been included in the Company's historical results of operations for all periods following the acquisition. The aggregate acquisition cost for such purchased businesses, except USTS, amounted to $3.6 million and consisted of $0.4 million in cash, funded by working capital and the Company's revolving line of credit and $3.2 million in seller notes and assumed debt.

         The most significant of these acquisitions was Precept's purchase of U.S. Transportation Systems, Inc., a publicly traded company in the transportation services industry. On March 18, 1998, Precept issued 1,373,214 shares of its Class A Common Stock and 259,286 warrants to purchase Class A Common Stock for a total value of $4.4 million, assumed and repaid debt of $5.3 million and incurred $1.1 million in direct acquisition costs. Precept acquired five of the operating businesses of USTS that provided chauffeured limousine, livery and long haul trucking services based in New York, Michigan, Ohio, Northern Kentucky and the Carolinas. In June 1998, Precept sold its 75% interest in the long-haul trucking business, U.S. Trucking, Inc. ("U. S. Trucking") to the owners of the 25% minority interest in USTI in exchange for $0.2 million in cash and an interest bearing note receivable for $1.8 million, which note has been fully reserved. The purchase price has been allocated as follows: $12.8 million to goodwill, $0.9 million to accounts receivable, $6.4 million to long-term debt, $3.7 million to accounts payable and accrued liabilities and $0.8 million to other assets.

         In fiscal year 1998, the Company issued 877,791 shares of its Class A Common Stock with an aggregate fair market value at the respective dates of issuance of $18.3 million at the date of acquisition in order to acquire two business products distribution companies, InfoGraphix and MBF. These acquisitions have been accounted for using the pooling of interests method of accounting. The Company's consolidated financial statements give retroactive effect to the acquisitions of such companies for all periods presented.

         The following presents the separate results from continuing operations, for the years ended June 30, 1998 and 1997, of the Company (excluding the results of InfoGraphix and MBF prior to the dates on which they were acquired) and of InfoGraphix and MBF up to the dates on which they were acquired.


                                                                                  Year Ended June 30,
                                                                          -------------------------------
                                                                                1998             1997
                                                                          --------------    -------------

  Revenues:
     Company (excluding InfoGraphix and MBF)........................      $   85,290,642    $  77,343,925
     InfoGraphix....................................................          18,487,919       20,626,814
     MBF............................................................          19,213,227       17,991,769
                                                                          --------------    -------------
     Company........................................................      $  122,991,788    $ 115,962,508
                                                                          ==============    =============

  Net income (loss):
     Company (excluding InfoGraphix and MBF)........................      $      658,890    $     531,606
     InfoGraphix....................................................             331,825          388,205
     MBF............................................................             195,098          235,980
                                                                          --------------    -------------
     Company........................................................      $    1,185,813    $   1,155,791
                                                                          ==============    =============

                       PRECEPT BUSINESS SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JUNE 30, 1999, 1998 AND 1997

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

         The following table summarized the consideration for the purchase acquisitions completed and the fair value of the assets acquired.

                                                                           Year Ended June 30,
                                                                -----------------------------------------
                                                                   1999           1998            1997
                                                                -----------    -----------    -----------
Purchase consideration:
     Cash paid                                                  $12,391,000    $ 5,735,000    $   908,000
     Amounts due sellers of acquired businesses                   2,060,000      1,168,000             --
     Common stock and warrants issued                            15,816,000      4,318,000             --
     Liabilities assumed                                          9,908,000      3,911,000             --
     Other                                                          527,000         60,000             --
                                                                -----------    -----------    -----------
Fair value of net assets acquired                               $40,702,000    $15,192,000    $   908,000
                                                                ===========    ===========    ===========
                                                                             Year Ended June 30,
                                                                -----------------------------------------
                                                                   1999           1998            1997
Allocation of fair value of net assets acquired:                ------------   ------------   ------------
     Goodwill and intangible assets                             $ 32,898,000   $ 15,154,000   $    274,000
     Accounts receivable                                           4,096,000        878,000        400,000
     Property and equipment                                        5,948,000      2,441,000             --
     Inventory and other assets and liabilities, net.             (2,240,000)    (3,281,000)       234,000
                                                                ------------   ------------   ------------
                                                                $ 40,702,000   $ 15,192,000   $    908,000
                                                                ============   ============   ============

         The following table presents the pro forma results of continuing operations as if all the acquisitions described above had occurred at the beginning of each year presented, except that the goodwill write-down and non-recurring charges recorded in the third quarter of 1999 are excluded. Pro forma adjustments reflect additional amortization expense since the fair value of the assets acquired is amortized for a full year. Pro forma adjustments also reflect additional interest expense due to the related debt being outstanding for a full year. The income tax effect of the pro forma adjustments has also been reflected. These pro forma results are presented for comparative purposes only and do not purport to be indicative of what would have occurred had the businesses actually been acquired as of those dates or of results which may occur in the future.

                                                                       Year Ended June 30,
                                                         ------------------------------------------------
                                                             1999              1998              1997
                                                         -------------     -------------    -------------
     Total revenues..................................    $ 180,621,000     $ 185,453,318    $ 187,948,668
     Income before income taxes .....................    $   7,655,000     $   8,399,263    $  10,073,734
     Net income......................................    $   3,980,000     $   5,039,558    $   5,872,987
     Basic and diluted net income per share..........    $       0.43      $       0.54     $       0.63

         During the first quarter of fiscal year 2000, Precept has acquired one business products distribution company and one transportation company. Aggregate consideration for these transactions amounted to $5.4 million, paid $1.1 million in cash, $3.1 million in redemption value of mandatorily convertible preferred stock and $1.2 million in debt assumed. Assets with a preliminary aggregate fair value of $5.4 million were acquired with a preliminary allocation as follows: $3.9 million to goodwill and intangible assets, $1.2 million to accounts receivable, $0.9 million to inventory, $0.3 million to property and equipment and $0.9 million (net) to other liabilities.

         If these acquisitions had been completed at the beginning of fiscal year 1999, the pro forma results of continuing operations would have been as follows: total revenue - $191.2 million; income before income taxes - $8.2 million; net income - $4.3 million and diluted net income per share - $0.46. This pro forma financial information includes adjustments for amortization, interest and income taxes.

                       PRECEPT BUSINESS SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JUNE 30, 1999, 1998 AND 1997

         The pro forma financial information for the year ended June 30, 1999 would have been as follows if the goodwill write-down and non-recurring charges were included in the pro forma financial information.

                                                                            Acquisitions        Acquisitions
                                                                              through              through
                                                                           June 30, 1999     September 20, 1999
                                                                           -------------    -------------------
     Total revenues....................................................    $ 180,621,000    $   191,205,000
     Loss before income taxes..........................................    $  (6,628,000)   $    (6,105,000)
     Net loss..........................................................    $  (6,898,000)   $    (6,626,000)
     Diluted net loss per share........................................    $      (0.74)    $         (0.71)

4. PROPERTY AND EQUIPMENT


         Property and equipment consists of the following:
                                                                                      June 30,
                                                                           ------------------------------
                                              Estimated Lives                   1999             1998
                                              ---------------              -------------    -------------
     Land                                                                  $     150,000    $     350,000
     Buildings                                15 to 40 years                   1,411,021        1,731,926
     Leasehold improvements                    1 to 10 years                   1,140,867          455,118
     Equipment and vehicles                    3 to 5 years                   15,383,941        7,020,965
     Capitalized leasehold rights              3 to 5 years                    1,368,557        1,353,279
                                                                           -------------    -------------
                                                                              19,454,386       10,911,288
     Accumulated depreciation and amortization                                 8,445,191        5,159,801
                                                                           -------------    -------------
                                                                           $  11,009,195    $   5,751,487
                                                                           =============    =============

5. INTANGIBLE ASSETS


         Intangible assets consist of the following:
                                                                                      June 30,
                                                                           ------------------------------
                                                                                1999             1998
                                                                           -------------    -------------
     Goodwill..........................................................    $  47,380,903    $  24,141,769
     Other.............................................................          569,579          569,579
                                                                           -------------    -------------
                                                                              47,950,482       24,711,348
     Accumulated amortization..........................................        4,582,169        5,153,298
                                                                           -------------    -------------
                                                                           $  43,368,313    $  19,558,050
                                                                           =============    =============

6. LONG-TERM DEBT


         Long-term debt consists of the following:
                                                                                      June 30,
                                                                           ------------------------------
                                                                                1999             1998
                                                                           -------------    -------------
     Revolving line of credit..........................................    $  31,100,000    $  15,965,478
     Note payable and long-term liability to shareholder...............          246,587          813,803
     Convertible notes payable to sellers..............................        3,285,195        2,114,435
     Mortgage and equipment notes payable..............................        4,330,840          317,813
     Capitalized lease obligations.....................................        1,405,848          960,261
     Other.............................................................          688,281        1,334,443
                                                                           -------------    -------------
                                                                              41,056,751       21,506,233
     Less current portion due within one year..........................        3,918,733        1,421,477
                                                                           -------------    -------------
     Long-term debt....................................................    $  37,138,018    $  20,084,756
                                                                           =============    =============

                       PRECEPT BUSINESS SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JUNE 30, 1999, 1998 AND 1997

         REVOLVING LINE OF CREDIT

         The Company's revolving line of credit with its banks has $40.0 million available for borrowing by the Company for working capital and acquisition needs. At the Company's option, the line of credit bears interest at prime, 8.5% at June 30, 1999, or at LIBOR plus a maximum margin of 2.75%. The margin rate may be lower based on the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). As of June 30, 1999, the margin was 2.75%. The amount available under the revolving line of credit is determined based on a multiple of three times the trailing twelve months pro forma EBITDA. EBITDA is also adjusted for the historical EBITDA of acquired companies for the periods during the trailing twelve months that the acquired companies' results of operations are not included in our historical operating results. The operating results of acquired companies are also adjusted on a pro forma basis for interest, depreciation, amortization, owners' compensation and non-recurring charges. Two banks, Bank One, Texas, NA and Wells Fargo Bank, NA, participate in this revolving line of credit. The credit agreement provides for an increase of $10 million if new lenders join the banking group or existing lenders increase their levels of commitment. The credit agreement includes other customary covenants and conditions relating to the conduct and operation of the Company's business. Specifically, each quarter, the Company is subject to a 3:1 EBITDA to interest coverage ratio, to minimum net worth levels, and to limits on capital expenditures. In addition, acquisitions of companies with a purchase price greater than $7.5 million individually and $25.0 million on an aggregate annual basis requires approval from the banking group. At June 30, 1999, the Company had borrowed $31,100,000 from the banking group and had $8,900,000 available to borrow under the line of credit agreement. The Company borrowed such amounts at an average interest rate of 8.2%. The revolving line of credit also includes restrictions as to current ratios and debt service coverage as well as borrowing restrictions based upon accounts receivable, inventory and property and equipment. The line of credit is secured by substantially all of the assets of the continuing operations of the Company. The revolving line of credit is due and payable on March 31, 2002.

         LONG- TERM LIABILITY TO SHAREHOLDER

         The long-term liability to shareholder is a non-interest bearing separation obligation to a current shareholder and former director of the Company which is payable at $21,075 monthly through March 2001.

         CONVERTIBLE NOTES PAYABLE TO SELLERS

         The convertible notes payable are unsecured, bear interest at rates from 6.0% to 8.25% and require annual payments ranging from $0.1 million to $0.2 million through August 2003. The notes may be converted at the sellers' respective options into shares of the Company's Class A Common Stock at either the current market value of the stock or the price of the stock when the Company became publicly traded.

         MORTGAGE AND EQUIPMENT NOTES PAYABLE

         These notes are secured and bear interest at rates from 7.0% to 12.0% and require annual payments up to $0.3 million over the terms of the notes. Land, building and equipment with a net book value of approximately $8.5 million at June 30, 1999 are pledged as collateral for the notes.

         CAPITALIZED LEASE OBLIGATIONS

         Future minimum lease payments under the capital leases are as follows:
$0.8 million in 2000, $0.5 million in 2001 and $0.1 million in 2002. Such amounts exclude payments for interest of $0.1 million. Capitalized leasehold rights with a net book value of $0.5 million at June 30, 1999 are pledged as collateral under the lease agreements.

                       PRECEPT BUSINESS SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JUNE 30, 1999, 1998 AND 1997

         DEBT REPAYMENT

         Future annual payments of principal on all long term debt for the five years ended June 30, 2004 are as follows: $4.0 million in 2000; $3.5 million in 2001; $0.9 million in 2002; $0.6 million in 2003 and $0.1 million in 2004.

         OTHER

         Included in other long-term debt and other long-term liabilities is one series of mandatorily redeemable convertible preferred stock with a redemption value of $0.2 million. This preferred stock is redeemable monthly, has a dividend rate of 6.0% and is convertible at the holder's option into Class A Common Stock at $30.00 per share. This preferred stock will be fully redeemed in April 2004. Also included in other long-term debt is a note payable for a stadium luxury suite.

7. INCOME TAXES

         The provision (benefit) for federal and state income taxes attributable to continuing operations consists of the following:


                                                                       Year Ended June 30,
                                                         ------------------------------------------------
                                                              1999              1998             1997
                                                         -------------     -------------    -------------
     Current.........................................    $    (632,602)    $     686,275    $     988,826
     Deferred........................................            -               104,269         (160,728)
                                                         -------------     -------------    -------------
                                                         $    (632,602)    $     790,544    $     828,098
                                                         ==============    =============    =============

         The provision for income taxes from continuing operations varies from the statutory federal income tax rate as a result of the following:


                                                                       Year Ended June 30,
                                                         ------------------------------------------------
                                                             1999              1998             1997
                                                         -------------     -------------    -------------
     Statutory income tax expense (benefit) at           $  (3,029,330)    $     671,961    $     674,522
         statutory rate..............................
     State income tax expense, less federal benefit..         (470,437)           98,864          119,033
     Expenses treated differently for book and tax
         reporting purposes, primarily goodwill
         amortization................................        2,669,675           221,217          233,589
     Other - primarily difference between income
         taxes on S and C corporations for an
         acquired subsidiary.........................          197,490          (201,498)        (199,046)
                                                         -------------     -------------    -------------
     Income tax provision (benefit)..................    $    (632,602)    $     790,544    $     828,098
                                                         =============     =============    =============

         One of the Company's acquired subsidiaries was an S corporation, an entity that is not subject to federal income tax. If the operating results of such entity were subject to federal income tax, on a pro forma basis, the Company's net income (loss) would have been $939,638 and ($2,916,880), and the Company's diluted net income (loss) per share would have been $0.14 and ($0.48), respectively, for each of the years in the two-year period ended June 30, 1998.

         Temporary tax differences affected and categorized by financial statement line item are as follows:

                                                                                        June 30,
                                                                               --------------------------
                                                                                   1999           1998
                                                                               -----------    -----------
Deferred tax assets:
    Valuation reserves ....................................................    $   922,526    $   124,187
    Asset book/tax basis difference .......................................      1,009,848      1,276,302
    Accrued liabilities ...................................................        512,413        838,419
                                                                               -----------    -----------
                                                                                 2,444,787      2,238,908
    Valuation allowance ...................................................       (637,272)      (637,272)
                                                                               -----------    -----------
         Total deferred tax assets ........................................    $ 1,807,515    $ 1,601,636
                                                                               ===========    ===========

                         PRECEPT BUSINESS SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997


         The Company has a tax net operating loss of approximately $1.6 million generated in fiscal year 1999 that is expected to be carried back to fiscal year 1998 or utilized in fiscal year 2000.

8. EMPLOYEE BENEFIT PLANS

         Precept maintains a 401(k) plan that is available to qualified employees meeting certain eligibility requirements. Participants may contribute up to 15% of their compensation. On a discretionary basis, the Company may match up to 6% of the participants' compensation. For the Company's primary plan, the Company made no contributions in 1999, 1998 and 1997. Certain subsidiaries of the Company have, or had prior to acquisition, 401(k) plans that allow for voluntary pre-tax contributions by the employees and a matching contribution by the subsidiaries. For these plans, the subsidiaries made aggregate contributions of $30,264, $67,069 and $35,147 in 1999, 1998 and 1997, respectively.

9. SHAREHOLDERS' EQUITY

         STOCK SPLIT

         In November 1998, the Company's shareholders approved a 1 for 7 reverse stock split that was effected in December 1998. In March 1998, the Company's board of directors approved a 3.15438 for 1 stock split for the Class A and Class B Common Stock. The financial statements of the Company have been retroactively restated to reflect these stock splits.

         CLASS B COMMON STOCK

         All the outstanding shares of Class B Common Stock are held by the majority shareholder of the Company, who is also Chairman and director of the Company and an affiliated company, Affiliated Computer Services, ("ACS"). The shares of Class B Common Stock are convertible into Class A Common Stock at a one for one conversion ratio at the option of the Class B shareholder. The shares of Class B Common Stock have the right to ten votes per share for any matter to be voted on by the Company's shareholders.

         WARRANTS

         Warrants to purchase 259,286 shares of common stock were issued by Precept to replace USTS warrants previously outstanding. Each warrant allowed the holder to purchase one share of the Company's Class A Common Stock at a price of $26.74 per share. The warrants expired on August 26, 1999.

         1998 STOCK INCENTIVE PLAN

         In February 1998, the Company adopted its 1998 Stock Incentive Plan ("1998 Plan"). The plan authorized the grant of up to 857,143 shares of the Company's Class A Common Stock in the form of non-qualified stock options. Generally, options granted vest over a five-year period. The vesting period for options granted under the 1998 Plan is determined by the Company's Compensation Committee. The term of the options is at the discretion of the administrator, but not to exceed ten years. The following table presents the activity in the 1998 Stock Incentive Plan since its inception.

                                                       Year Ended June 30,
                                                      --------------------
                                                        1999         1998
                                                      --------      ------
     Beginning balance ..............................   14,286          --
     Stock options granted ..........................  600,613      14,286
     Stock options terminated or cancelled .......... (114,579)         --
                                                      --------      ------
     Ending balance .................................  500,320      14,286
                                                      ========      ======

                         PRECEPT BUSINESS SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997


         Options granted under the 1998 Plan are exercisable at the market price at date of grant and, subject to employment, expire ten years from the date of grant, are not transferable other than on death, and are generally exercisable in full after five years. At June 30, 1999, 383 options were exercisable. The weighted-average exercise price for the outstanding stock options at June 30, 1999 is approximately $14.88.

         Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, the first year in which any significant number of options were granted: risk free interest rate of 6.0%, no dividends, volatility factor of 1.2 and weighted average life of the option equal to 5 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a realistic single measure of the fair value of its employee stock options. The weighted average fair value of the stock options granted during the year amounted to $3.8 million.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period of five years. The Company's pro forma net loss and net loss per share for 1999 would be as follows: net loss of $8.4 million; basic and diluted net loss per share of $(0.99).

         1996 STOCK OPTION PLAN

         In December 1996, the Company adopted the 1996 Stock Option Plan ("1996 Plan"). The plan authorizes the grant of up to 585,813 shares of the Company's Class A Common Stock in the form of non-qualified stock options. During January 1997, 538,408 options were granted with immediate vesting, and exercised for one share each of common stock at an exercise price of $0.441 per share. In April 1997, 46,414 options were granted, with immediate vesting, and an exercise price of $0.441 per share. These options were all exercised by June 30, 1999. In conjunction with the adoption of the 1998 Plan, the Company's board of directors decided that there would be no further grants of options under the 1996 Plan.

         RIGHT TO PURCHASE SHARES OF CLASS A COMMON STOCK

         On February 2, 1998, the Company's board of directors declared a dividend of one common share purchase right (a "Right") for each outstanding share of Precept's common stock. The dividend was made February 9, 1998 to the shareholders of record at the close of business on that date. Each Right entitles the registered holder to purchase from Precept one share of Precept Class A Common Stock at a price of $350.00, subject to adjustment. Class A Common Stock issued after such dividend also incorporates such Right. The terms of the Rights have been designed to provide the holders of the rights with anti-takeover defenses. As of June 30, 1999, no Rights have been exercised.

         CAPITAL TRANSACTIONS WITH SHAREHOLDER OF ACQUIRED SUBSIDIARY

         In 1997, one of the Company's acquired subsidiaries, which was an S corporation, distributed dividends to the former shareholder of the subsidiary. In addition, the retained earnings of such subsidiary at the date of acquisition have been recorded as a contribution to paid in capital as the shareholder of such S corporation is deemed to have distributed such earnings to himself and subsequently contributed such amount as paid in capital.

                         PRECEPT BUSINESS SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997


         CLASS A SHARES RESERVED FOR FUTURE ISSUANCE

         As of June 30, 1999, the Company had reserved approximately 16,500,000 shares of Class A Common Stock for future issuance for acquisitions of businesses, exercise of stock options, exercise of warrants, conversion of notes payable, conversion of stock rights and conversion of Class B Common Stock.

10. WEIGHTED AVERAGE SHARES OUTSTANDING

         The following table provides information to reconcile the basic and diluted weighted-average shares outstanding for the years ended June 30, 1999, 1998 and 1997.

                                                                                 Year Ended June 30,
                                                                      ---------------------------------------
                                                                         1999           1998           1997
                                                                      ---------      ---------      ---------
Basic weighted average shares outstanding:
     Common shares, Class A and Class B, outstanding
         at the beginning of the period .........................     7,393,862      6,089,047      5,550,633
     Common shares repurchased ..................................       (79,000)            --             --
     Common shares issued upon exercise of options ..............        45,415             --        538,414
     Common shares issued upon conversion of note
         receivable .............................................        47,258             --             --
     Common shares used to acquire businesses during
         the period .............................................     1,912,651      1,304,815             --
                                                                      ---------      ---------      ---------
     Common shares, Class A and Class B, outstanding
         at the end of the period ...............................     9,320,186      7,393,862      6,089,047
                                                                      =========      =========      =========
     Weighted average number of common shares
         outstanding during the period based on the number
         of days outstanding ....................................     8,462,017      6,480,325      6,089,047
                                                                      =========      =========      =========


11. COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

         The Company is obligated under non-cancelable operating leases for office space, warehouse space and equipment which expire at various times through 2007. Annual minimum lease commitments under these leases amount to $2.4 million in 2000, $2.3 million in 2001, $1.2 million in 2002, $1.1 million in 2003, $0.9 million in 2004 and $1.7 million thereafter. Total rent expense amounted to $3.1 million, $2.6 million and $2.9 million in 1999, 1998 and 1997, respectively.

         LITIGATION

         JOHN ALDEN LIFE INSURANCE CO. On January 25, 1996, we filed a collection action against John Alden Life Insurance Co. ("Alden"), currently pending in the United States District Court for the Southern District of Florida, for approximately $0.5 million in past due invoices. Alden has denied that it received any products and has refused to pay us on that basis. Alden and its affiliate, John Alden Systems Corp. have asserted a counterclaim against us alleging that one of our employees participated with an Alden employee in a plan to falsify sales to Alden. Alden sought approximately $9 million in damages. During the third quarter of fiscal year 1999, the Company learned that an insurance company for Alden paid $5 million to Alden for damages. Also during the quarter, John Alden Insurance dismissed its litigation claims against the individuals involved in this matter. Precept, Alden and certain other parties to the litigation and an insurance carrier agreed to a settlement whereby all claims will be dismissed and Precept will receive $0.2 million.

         MBF AND PEREGRINE LITIGATION. On February 16, 1999, substantially all of the sales force, management and employees of MBF and Mail/Source, Inc. joined Peregrine Corporation ("Peregrine"), a

                         PRECEPT BUSINESS SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997


competitor that was founded and funded by these same individuals. During the third quarter of fiscal year 1999, Precept sued Peregrine and seven former officers of MBF Corporation for damages. This lawsuit was filed in the Judicial District, Ouachita Parish, Division C, State of Louisiana. The Company and Peregrine entered into negotiations to settle this litigation; however, a settlement that was satisfactory to the Company and Peregrine was not reached. The Company resumed the litigation efforts against Peregrine and the seven former officers of MBF Corporation.

         OTHER MATTERS. In addition to the foregoing, we are subject to certain other legal proceedings, claims, and disputes which arise in the ordinary course of business. While we have no reason to believe that any pending claims are material, there can be no assurance that such claims, if adversely determined, will not have a material adverse effect on our business, financial condition results or operations or liquidity.

12. SEGMENT INFORMATION

         The Company operates principally in the business products and transportation industry segments. Operations in the business products segment involves arranging for the manufacture, storage and distribution of business forms, computer supplies, advertising information and other related business products for mid- to large-sized corporate customers. Operations in the transportation segment primarily involve chauffeured limousine, livery and courier services. Total revenue by industry includes both sales to unaffiliated customers, as reported in the Company's consolidated statements of operations, and intersegment sales, which are eliminated in the Company's consolidated financial statements. Intersegment sales included in operating profits below were $16,773, $20,075 and $25,028 for the business products segment and $396,789, $177,723 and $220,363 in the transportation services segment for the years ended June 30, 1999, 1998 and 1997, respectively.

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

         Segment data as of and for each of the three years ended June 30, 1999 is as follows:

                                                                          Year Ended June 30,
                                                                ------------------------------------------
                                                                     1999          1998           1997
                                                                ------------   ------------   ------------
Operating income (loss):
    Business products ......................................    $  1,139,863   $  3,893,954   $  2,428,637
    Transportation .........................................      (2,479,290)       315,572       (116,271)
    Other and corporate ....................................      (5,005,397)      (296,629)       289,273
                                                                ------------   ------------   ------------
         Total operating income (loss) .....................    $ (6,344,824)  $  3,912,897   $  2,601,639
                                                                ============   ============   ============
Depreciation and amortization:
    Business products ......................................    $  1,326,842   $  1,387,548   $  1,336,099
    Transportation .........................................       2,174,192        412,194        414,717
    Other and corporate ....................................         142,298         21,192         36,808
                                                                ------------   ------------   ------------
         Total depreciation and amortization ...............    $  3,643,332   $  1,820,934   $  1,787,624
                                                                ============   ============   ============
Capital expenditures:
    Business products ......................................    $    475,998   $    184,495   $  1,804,146
    Transportation .........................................       1,605,199        673,218         77,950
    Other and corporate ....................................            --             --             --
                                                                ------------   ------------   ------------
         Total capital expenditures ........................    $  2,081,197   $    857,713   $  1,882,096
                                                                ============   ============   ============
Identifiable assets:
    Business products ......................................    $ 47,619,610   $ 37,978,428   $ 31,034,819
    Transportation .........................................      36,411,638     15,944,523      1,247,953
    Other and corporate ....................................       2,111,391      2,563,653      5,008,774
                                                                ------------   ------------   ------------
         Total identifiable assets .........................    $ 86,142,639   $ 56,486,604   $ 37,291,546
                                                                ============   ============   ============

                       PRECEPT BUSINESS SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JUNE 30, 1999, 1998 AND 1997

13.  DISCONTINUED OPERATIONS

         In February 1997, the Company decided to reduce its investment in Precept Builders, Inc. ("Builders") and to sell the majority of the assets of Precept Holdings, Inc. ("Holdings"), the two subsidiaries that performed real estate and related construction activities.

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

         During fiscal year 1998, the Company disposed of the majority of the assets of Holdings. These assets included one condominium, a ranch, land and building, and an investment in a restaurant. The condominium, land and building and restaurant investment were sold to the majority shareholder of the Company during fiscal year 1998 and the first quarter of fiscal year 1999. The sales prices were equal to the carrying value of the assets at June 30, 1997 and the assets were sold for cash. The ranch was also sold for cash during fiscal year 1998 to a company owned by the majority shareholder, the chief executive officer and the chief operating officer of Precept.

         Following is a summary of the net assets and results of operations of the two entities, which have been reported as discontinued operations for all periods presented in the consolidated balance sheets and the consolidated statements of operations. The net assets of the discontinued operations as of June 30, 1998 and 1997, exclude amounts related to Builders, as described above.

                                                                                        June 30,
                                                                               -------------------------
                                                                                   1998           1997
                                                                               ------------   ------------
Accounts receivable and unbilled work ....................................     $         --   $         --
Other current assets ......................................................              --             --
Land, property and equipment, net .........................................              --      1,115,125
                                                                               ------------   ------------
    Total assets ..........................................................              --      1,115,125
Accounts payable and other accrued expenses ...............................              --             --
Non-current liabilities ...................................................              --             --
                                                                               ------------   ------------
    Net assets of discontinued operations .................................    $         --   $  1,115,125
                                                                               ============   ============

                                                                                    Year Ended June 30,
                                                                               ---------------------------
                                                                                   1998           1997
                                                                               ------------   ------------
Revenue ...................................................................    $    127,279   $ 82,661,862
Costs and expenses.........................................................         940,806     86,002,973
Loss from disposal.........................................................              --       (497,971)
                                                                               ------------   ------------
Loss before income taxes...................................................        (813,527)    (3,839,082)
Income tax benefit.........................................................        (346,135)            --
                                                                               ------------   ------------
Net loss from discontinued operations......................................    $   (467,392)  $ (3,839,082)
                                                                               ============   ============

         A federal net operating loss ("NOL") carryforward of $2.9 million was generated by discontinued operations during fiscal 1998 and 1997. A deferred tax asset of $1.4 million attributable to discontinued operations applicable to this NOL has been fully reserved with a valuation allowance due to the uncertainty of the use of the asset to offset future taxable income of discontinued operations.

14.  TRANSACTIONS WITH AFFILIATES AND SHAREHOLDERS

         SPIN-OFF FROM ACS

         On June 30, 1994, the Company's common stock was distributed in a tax-free spin-off on a pro rata basis to the shareholders of the Company's former parent, ACS. The financial statements of the

                       PRECEPT BUSINESS SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JUNE 30, 1999, 1998 AND 1997


Company at the time of the spin-off reflected the financial position and results of the combined businesses on a historical cost basis. As a result of the spin-off from ACS, Precept and ACS entered into a Reciprocal Services Agreement ("Services Agreement"), as discussed below.

         SERVICES AGREEMENT WITH ACS

         Under terms of the Services Agreement, Precept sells business forms and supplies and provides courier and administrative services at prices that result in an average gross margin that must be comparable to the average gross margin realized by the Company from its other significant customers. Revenues for services provided to ACS under this agreement were $5.4 million, $4.3 million and $5.4 million in 1999, 1998 and 1997, respectively. Amounts due from ACS were $0.9 million and $1.1 million at June 30, 1999 and 1998, respectively. In addition, the Company purchases certain general and administrative services, including data processing, from ACS. Except for the rental of office space and data processing support for its courier business, Precept discontinued purchasing such services in the fourth quarter of fiscal year 1998. Precept incurred expenses of $0.3 million, $0.3 million and $0.4 million from ACS for these services in 1999, 1998 and 1997, respectively.

         TRANSACTIONS WITH VENDORS OWNED BY RELATED PARTIES

         During fiscal year 1999, 1998 and 1997, the Company purchased goods and services amounting to $1.4 million, $1.1 million and $1.1 million, respectively, at prices which management considered to be arms-length fair market values, from companies which were owned by family members of certain key shareholders and members of executive management.

         LOANS TO CERTAIN EXECUTIVES

         During the fiscal year ended June 30, 1996, the Company lent certain senior executives $0.8 million to be used exclusively to purchase the Company's stock from selling shareholders. The shareholder notes were paid down to $0.6 million as of June 30, 1997 and were fully repaid in fiscal year ended June 30, 1998.

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

         CLASS B COMMON STOCK

         Precept's Class B Common Stock is held exclusively by the major shareholder and is entitled to vote at 10 votes for each share held. Class A Common Stock receives one vote on matters subject to a vote of the shareholders. During fiscal year 1998, the major shareholder converted 851,142 shares of Class B Common Stock into an equal number of shares of Class A Common Stock.

         SALE OF LAND, BUILDING AND INVESTMENT IN RESTAURANT

         During September 1998, Holdings completed the sale of land and building and its investment in a restaurant business to its majority shareholder for $1.1 million in cash. The property and equipment for such operations were classified as net assets of discontinued operations at June 30, 1998.

         LEASE OF RANCH

         Precept was a party to a five-year lease for a limited use of a ranch that is owned by a company controlled by the Company's majority shareholder, its former chief executive officer and its chief operating officer. This ranch was previously owned by Holdings and was sold in November 1997 for $1,200,000.

                       PRECEPT BUSINESS SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JUNE 30, 1999, 1998 AND 1997


Precept was liable for variable monthly lease payments of approximately $10,000 during the lease term. In August 1999, the lease was terminated.

         PROXIES

         The majority shareholder has received the proxies of the former chief executive and the chief operating officer of the Company whereby the majority shareholder controls the votes that may be cast with shares owned by the two officers. Such proxies continue until the majority shareholder's death or his disability, whichever event occurs first.

         TRANSACTIONS WITH FORMER DIRECTOR AND USTS FORMER CHAIRMAN

         Subsequent to the USTS acquisition, Precept entered into a separation agreement and general release with USTS' former chairman that included his resignation from Precept's board of directors in exchange for monthly payments of $21,075 through March 2001. In July 1998, Precept sold the owned and leased buses of one of its businesses to USTS' former chairman in exchange for a reduction of $0.6 million in Precept's note payable to him. These events were considered in the allocation of the purchase price from the acquisition of USTS.

15.      GOODWILL WRITE-DOWN AND OTHER NON-RECURRING CHARGES

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

         MBF

         On February 16, 1999, substantially all of the management, sales force and employees of MBF and Mail/Source, Inc. resigned from the Company to join a competitor, Peregrine, that had been founded and funded by the same individuals. In response to this departure, Precept has sued Peregrine and the former legal officers of MBF for damages. Precept continues to pursue its litigation for damages while also discussing potential financial settlements. As a result of this departure, Precept is in the process of closing and selling its sales offices and warehouses, collecting outstanding accounts receivable, selling inventories and settling its remaining trade, lease, tax and other obligations. As part of this effort, Precept recorded $2.6 million of asset write-downs and other charges expected to be incurred in connection with winding down the operations of MBF. These charges include expected losses on the sale of inventories and of land and buildings, expected losses on the collection of accounts receivable, remaining lease obligations, litigation costs, termination costs, and other liabilities.

         OTHER

         During the third quarter of 1999, Precept recorded $4.3 million of non-recurring charges. These included an investment of $0.5 million in the preferred stock of an entertainment company which was written down to zero value to reflect management's estimate of the recoverability of its investment due to financial difficulties and financial restructuring of the entertainment company. As part of the ongoing

                       PRECEPT BUSINESS SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JUNE 30, 1999, 1998 AND 1997


litigation with John Alden Insurance Company, Precept adjusted the value of its trade receivable by $0.5 million to reflect the expected settlement of the litigation. The Company also wrote down the value of certain notes receivable by $0.5 million to their expected net realizable value. Inventory and trade accounts receivable valuation reserves were increased by $0.9 million. The Company increased its health claim reserve by $0.8 million based on health claim payment trends during the third quarter of 1999. Other reserves and liabilities increased by $1.1 million to address various matters and events that occurred during the third quarter of 1999.

         During the fourth quarter of 1999, the Company used $0.7 million of cash to satisfy certain liabilities and reserves described above.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     This item is not applicable as there were no changes in or disagreements with the Company's independent auditors on accounting and financial disclosures for the periods covered by this Form 10-K.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

     This item is incorporated by reference from the Company's 1999 Proxy Statement.

ITEM 11 - EXECUTIVE COMPENSATION

     This item is incorporated by reference from the Company's 1999 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This item is incorporated by reference from the Company's 1999 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This item is incorporated by reference from the Company's 1999 Proxy Statement.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Item 14(a) The following documents are filed as part of this Annual Report on Form 10-K.

             1. Consolidated Financial Statements: The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this annual report. See pages 30 - 50.

             2.    Financial Statement Schedules - not applicable.

             3. Exhibits: The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report. See pages 52 to 53.

Item 14(b)   Reports on Form 8-K

                   On July 6, 1998, the Company filed a report on Form 8-K in connection with its acquisition of all of the issued and outstanding stock of MBF Corporation, a Louisiana corporation.

                   On September 14, 1998, the Company filed a report on Form
             8-K in connection with its announcement of its preliminary operating results for the year ended June 30, 1998.

                   On September 18, 1998, the Company filed a report on Form
             8-K in connection with its acquisition of Creative, a Maine corporation.

                   On September 25, 1998, the Company filed a report on Form
             8-K in connection with its acquisition of Southern Systems Business Forms & Data Supplies Inc., a South Carolina corporation.

                   On October 2, 1998, the Company filed a report on Form 8-K in connection with its announcement of summary operating results for the month ended July 31, 1998.

                   On April 13, 1999, the Company filed a report on Form 8-K
             in connection with a $40 million revolving line of credit agreement signed March 22, 1999 with Bank One.

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

             2.3 Stock Purchase Agreement by and among Precept Business Products, Inc., Precept Business Services, Inc., InfoGraphix, Inc. and James Gorin (3)

            2.4 Stock Purchase Agreement dated as of June 13, 1998 by and among the Company, Precept Business Products, Inc., MBF Corporation, and J.D. Greco (4)

            2.5 Agreement and Plan of Merger dated as of September 1, 1998 by and among the Company, Creative Acquisition Corp., Creative, Edward Curtis and Robert Bazinet (5)

            2.6 Agreement and Plan of Merger dated as of August 26, 1998 by and among the Company, Precept Acquisition Corp., Southern Systems Business Forms & Data Supplies, Inc., a South Carolina corporation ("Southern") and each of the shareholders of Southern (6)

            3.1    Amended and Restated Articles of Incorporation (9)

            3.2    Bylaws (1)

            3.3    Warrant Agent Agreement (1)

            3.4    Form of Precept Class A Warrant Certificate (1)

            3.5    Form of Precept Class A Common Stock Certificate (1)

            3.6 Form of Rights Agreement between Precept and Continental Stock Transfer & Trust Co. (1)

            3.7 Form of Irrevocable Proxy granted to Darwin Deason by various Precept Investors shareholders (1)

           10.1 Form of Registration Rights Agreement by and among Precept Investors, Inc., Michael Margolies, and The Margolies Family Trust (1)

           10.2 Form of Employment Agreement by and between Precept Investors, Inc. and Ron Sorci (1)

           10.3 Reciprocal Services Agreement (as amended), dated June 30, 1994, between Precept and ACS (1)

           10.4 First Amendment to Reciprocal Services Agreement, dated May 1, 1998, between Precept and ACS (7)

           10.5    Form of Directors Indemnification Agreement (1)

           10.6    Precept 1996 Stock Option Plan (1)

           10.7    Precept 1998 Stock Incentive Plan (1)

           10.8 Credit Agreement dated as of March 22, 1999 among Precept Business Services, Inc. an Bank One, Texas, NA as Agent and First Chicago Capital Markets, Inc. as Arranger (8)

           10.9 Separation Agreement and General Release, dated July 20, 1998, by and among Precept Business Services, Inc. and Michael Margolies (7)

           21      Precept Subsidiaries (10)

           23      Consent of Ernst & Young LLP (10)

           27      Financial Data Schedule (10)

--------------------------------------------------------------------------------
           Footnoted exhibits, except footnote 10 are incorporated herein by reference as follows:

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

            (3) Previously filed as an exhibit to the Company's Form 8-K dated April 28, 1998

            (4) Previously filed as an exhibit to the Company's Form 8-K dated July 6, 1998

            (5) Previously filed as an exhibit to the Company's Form 8-K filed September 18, 1998

            (6) Previously filed as an exhibit to the Company's Form 8-K filed September 25, 1998

            (7) Previously filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1998

            (8) Previously filed as an exhibit to the Company's Form 8-K filed April 13, 1999.

            (9) Previously filed as an exhibit to the Company's Form 10-Q for the period ended December 31, 1998.

            (10)   Filed herewith.

Item 14(d) Financial statement schedules required by Regulation S-X - not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of September 27, 1999.

PRECEPT BUSINESS SERVICES, INC.


/s/ DOUGLAS R. DEASON
---------------------------------------------
Douglas R. Deason
President and Acting Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below as of September 27, 1999 by the following persons on behalf of the registrants and in the capacities indicated.

/s/ DARWIN DEASON                      /s/ DARWIN DEASON
-------------------------------        -----------------------------------------
Darwin Deason                          Acting Chief Executive Officer, President
Chairman                               Chief Operating Officer, Director

/s/ SHELDON I. STEIN                   /s/ J. LIVINGSTON KOSBERG
-------------------------------        -----------------------------------------
Sheldon I. Stein                       J. Livingston Kosberg
Director                               Director

/s/ ROBERT BAZINET                     /s/ J. D. GRECO
-------------------------------        -----------------------------------------
Robert Bazinet                         J. D. Greco
Director                               Director

/s/ WILLIAM W. SOLOMON, JR.
------------------------------------------------------
William W. Solomon, Jr.
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer), Director