Form 10-Q
period 1999-09-30
PRECEPT BUSINESS SERVICES INC
filed 1999-11-12
CIK 1051285

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1999

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of November 11, 1999, there were 9,161,753 outstanding shares of Class A Common Stock and 592,142 outstanding shares of Class B Common Stock.


==============================================================================

                                          PRECEPT BUSINESS SERVICES, INC.

                                                INDEX TO FORM 10-Q

DESCRIPTION                                                                                    PAGE
-----------                                                                                    ----
PART I            FINANCIAL INFORMATION

Item 1            Condensed Consolidated Balance Sheets as of
                      September 30, 1999 and June 30, 1999 .............................        3
                  Condensed Consolidated Statements of Operations
                      for the three-month periods ended
                      September 30, 1999 and 1998.......................................        4
                  Condensed Consolidated Statements of Cash Flows for the
                      three-month periods ended
                      September 30, 1999 and 1998.......................................        5
                  Condensed Consolidated Statements of Changes in
                      Shareholders' Equity for the three-month periods
                      ended September 30, 1999 and 1998.................................        6
                  Notes to Condensed Consolidated Financial Statements..................        7

Item 2            Management's discussion and analysis of financial
                      condition and results of operations...............................       12

PART II           OTHER INFORMATION

Item 1            Legal Proceedings.....................................................       17

Item 2            Changes in Securities and Use of Proceeds.............................       17

Item 3            Defaults Upon Senior Securities.......................................       17

Item 4            Submission of Matters to a Vote of Security Holders...................       17

Item 5            Other Information.....................................................       17

Item 6            Exhibits and Reports on Form 8-K......................................       18

                  Signature.............................................................       18

                         PRECEPT BUSINESS SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               September 30,        June 30
                                                                                   1999              1999
                                                                             ---------------   ---------------

                                                  ASSETS
Current assets:
   Cash and cash equivalents...........................................        $       -         $       -
   Trade accounts receivable, net of $764,000 and $722,000 allowance
       for doubtful accounts, respectively.............................           22,766,422        19,791,669
   Accounts receivable from affiliates.................................              781,547         1,053,712
   Other accounts receivable...........................................              729,853         1,544,920
   Inventory...........................................................            5,965,415         4,815,228
   Other current assets................................................            2,477,267           785,246
   Deferred income taxes and income taxes refundable...................            1,734,214         1,734,214
                                                                             ---------------   ---------------
       Total current assets............................................           34,454,718        29,724,989

Property and equipment, net............................................           11,351,305        11,009,195
Intangible assets, net.................................................           47,704,491        43,368,313
Deferred income taxes..................................................            1,745,829         1,009,849
Other assets...........................................................              794,191         1,030,293
                                                                             ---------------   ---------------

       Total assets....................................................        $  96,050,534     $  86,142,639
                                                                               =============     =============


                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable..............................................        $  10,368,350     $   8,421,736
   Accrued expenses....................................................            4,355,825         5,611,748
   Accrued compensation................................................            2,088,524         2,124,776
   Current portion of long-term debt...................................            3,785,187         3,918,733
                                                                             ---------------   ---------------
       Total current liabilities.......................................           20,597,886        20,076,993

Long-term debt.........................................................           42,516,101        36,943,618
Mandatory redeemable convertible preferred stock.......................            3,241,000           194,400
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $1.00 par value; 3,000,000 authorized shares,
       none issued.....................................................                -                 -
   Class A Common Stock, $0.01 par value; 100,000,000 authorized shares and 9,310,389 and 8,876,680 issued shares in 2000
       and 1999, respectively..........................................               93,104            88,766
   Class B Common Stock, $0.01 par value; 10,500,000 authorized shares
       and 592,142 issued shares ......................................                5,921             5,921
   Additional paid-in capital..........................................           39,717,113        39,717,113
   Retained earnings (accumulated deficit).............................           (8,909,516)       (9,673,097)
                                                                             ----------------  ----------------
                                                                                  30,906,622        30,138,703
   Class A treasury stock - 148,636 shares.............................           (1,211,075)       (1,211,075)
                                                                             ----------------  ----------------
       Total shareholders' equity......................................           29,695,547        28,927,628
                                                                             ---------------   ---------------

           Total liabilities and shareholders' equity..................        $  96,050,534     $  86,142,639
                                                                               =============     =============


     See accompanying notes to condensed consolidated financial statements.

                         PRECEPT BUSINESS SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                          Three months ended
                                                                                              September 30,
                                                                                    -------------------------------
                                                                                        1999              1998
                                                                                    -------------     -------------

Revenue:
   Business products........................................................        $  33,219,026     $  30,904,655
   Transportation services..................................................            8,186,618         3,913,472
                                                                                    -------------     -------------
                                                                                       41,405,644        34,818,127

Costs and expenses:
   Cost of goods sold.......................................................           26,782,467        22,998,898
   Sales commissions.............................................                       4,670,695         4,279,345
   Selling, general and administrative......................................            6,052,463         5,472,370
   Depreciation and amortization............................................            1,392,500           649,915
                                                                                    -------------     -------------
                                                                                       38,898,125        33,400,528
                                                                                    -------------     -------------
                                                                                    -------------     -------------
Operating income............................................................            2,507,519         1,417,599

Interest and other expense..................................................            1,119,189           475,210
                                                                                    -------------     -------------

Income before income taxes..................................................            1,388,330           942,389

Income tax provision .......................................................              624,749           452,347
                                                                                    -------------     -------------


Net income..................................................................        $     763,581     $     490,042
                                                                                    =============     =============


Basic net income per share:

   Net income per share.....................................................        $        0.08     $        0.06
                                                                                    =============     =============

   Weighted average shares outstanding......................................
                                                                                        9,608,272         7,657,142
Diluted net income per share:

   Net income per share.....................................................        $        0.08     $        0.06
                                                                                    =============     =============

   Weighted average shares outstanding......................................           10,022,845         7,844,206



     See accompanying notes to condensed consolidated financial statements.

                         PRECEPT BUSINESS SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Three Months Ended September 30,
                                                                                    ------------------------------
                                                                                        1999             1998
                                                                                    -------------    -------------

Cash flows from operating activities:
   Net income................................................................       $     763,581    $     490,042
   Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
       Depreciation and amortization.........................................           1,392,500          649,915
       Changes in operating assets and liabilities, net of effects from acquisitions:
           Trade accounts receivable.........................................          (1,689,234)         294,609
           Accounts receivable from affiliates...............................             272,165           53,897
           Inventory.........................................................            (226,401)         326,761
           Other current assets..............................................             815,067         (753,042)
           Trade accounts payable............................................           1,828,892        2,254,422
           Accrued compensation and accrued expenses.........................          (1,956,058)        (233,021)
           Other assets and liabilities, net.................................            (865,731)        (633,049)
                                                                                    --------------   --------------
       Net cash provided by operating activities.............................             334,781        2,450,534
                                                                                    -------------    -------------

Cash flows provided by (used in) investing activities:
   Acquisitions of businesses, including earnout payments....................          (3,912,736)      (5,990,513)
   Acquisition of property and equipment, net................................            (671,860)        (257,848)
   Sale of assets of discontinued operations.................................                -           1,115,125
                                                                                    -------------    -------------
       Net cash used in investing activities.................................          (4,584,596)      (5,133,236)
                                                                                    --------------   --------------

Cash flows provided by (used in) financing activities:
   Payments on long-term debt and other long-term liabilities, net...........          (1,350,185)        (685,258)
   Borrowings on revolving line of credit, net...............................           5,600,000        3,500,000
                                                                                    -------------    -------------
       Net cash provided by financing activities.............................           4,249,815        2,814,742
                                                                                    -------------    -------------


Net change in cash and cash equivalents......................................                -             132,040
Cash and cash equivalents at beginning of period.............................                -           2,291,303
                                                                                    -------------    -------------
Cash and cash equivalents at end of period...................................       $        -       $   2,423,343
                                                                                    =============    =============


Supplemental disclosure:
   Cash paid for:
       Interest..............................................................       $     952,171    $     273,300
       Income taxes .........................................................       $     643,919    $     301,815




      See accompanying notes to condensed consolidated financial statements

                         PRECEPT BUSINESS SERVICES, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY





                                                                               Retained
                                   Class A        Class B      Additional      Earnings                          Total
                                   Common         Common         Paid-in     (Accumulated                    Shareholders'
                                    Stock          Stock         Capital        Deficit)         Other           Equity
                                 -----------    -----------    -----------    -----------     -----------     -----------
Balance, June 30, 1998 ......    $    68,701    $     5,921    $23,515,022    $(1,395,905)    $  (191,271)    $22,002,468

Issuance of shares to
   acquire businesses .......          7,286             --      9,557,780             --              --       9,565,066
Net income ..................             --             --             --        490,042              --         490,042
                                 -----------    -----------    -----------    -----------     -----------     -----------
Balance, September 30, 1998 .    $    75,987    $     5,921    $33,072,802    $  (905,863)    $  (191,271)    $32,057,576
                                 -----------    -----------    -----------    -----------     -----------     -----------
                                 -----------    -----------    -----------    -----------     -----------     -----------

Balance, June 30, 1999 ......    $    88,766    $     5,921    $39,717,113    $(9,673,097)    $(1,211,075)    $28,927,628

Issuance of shares to
   acquire businesses .......          4,338             --             --             --              --           4,338
Net income ..................             --             --             --        763,581              --         763,581
                                 -----------    -----------    -----------    -----------     -----------     -----------
Balance, September 30, 1999 .    $    93,104    $     5,921    $39,717,113    $(8,909,516)    $(1,211,075)    $29,695,547
                                 -----------    -----------    -----------    -----------     -----------     -----------
                                 -----------    -----------    -----------    -----------     -----------     -----------



     See accompanying notes to condensed consolidated financial statements.

                         PRECEPT BUSINESS SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999




1.       BUSINESS

         Precept Business Services, Inc. and its subsidiaries ("Precept" or the "Company") primarily engage in business products distribution management and services and, to a lesser extent, in executive chauffeured limousine, livery and courier services. The Business Products Division arranges for the manufacture, storage, and distribution of business forms, computer supplies, advertising information and other related business products for medium- to large-sized corporate customers. Precept operates from offices throughout the United States. The Transportation Services Division provides chauffeured corporate transportation, livery and courier services from locations in the tri-state New York metropolitan area and in the states of Texas, Michigan, Kentucky and Ohio.

         PUBLICLY TRADED COMPANY

         Precept's Class A common stock trades under the Nasdaq symbol "PBSI".

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

         FISCAL YEAR END AND QUARTERLY REPORTING PERIODS

         The Company maintains a June 30 fiscal year end and ends its quarterly reporting periods on September 30, December 31, and March 31, respectively. For purposes of the Company's current report on Form 10-Q, references to 1999 and 1998 are meant to be the three-month reporting periods ended September 30, 1999 and 1998, respectively. References to fiscal years 2000 and 1999 are meant to be for the fiscal year ending June 30, 2000 and the fiscal year ended June 30, 1999, respectively.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Significant accounting policies followed in the preparation of the consolidated financial statements are consistent with the accounting policies described in the Company's notes to consolidated financial statements included in the Company's Annual Report to Shareholders and Form 10-K for the fiscal year ended June 30, 1999.

         INTERIM FINANCIAL INFORMATION

         The accompanying interim financial statements and information are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended June 30, 1999. The interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, its results of operations and its cash flows. Operating results for any particular interim period are not necessarily indicative of the operating results for a full fiscal year.

                         PRECEPT BUSINESS SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



         The financial information for the year ended June 30, 1999 is derived from the Company's audited financial statements for the same year as included in the Company's Form 10-K for fiscal year 1999.

3.       ACQUISITIONS

         During the fist quarter of fiscal year 2000, Precept acquired one business products distribution company and one transportation services company with combined annual revenues of $10.6 million. These acquisitions were accounted for using the purchase method of accounting. For each of these purchase acquisitions, the aggregate acquisition cost was allocated to the net assets acquired based on the fair market value of such net assets. The operating results of such companies have been included in the Company's historical results of operations for all periods following the acquisition. The aggregate acquisition cost for such purchased businesses amounted to $5.5 million and consisted of $1.3 million in cash, funded by the Company's revolving line of credit, $3.1 million in redemption value of mandatory redeemable convertible preferred stock and $1.1 million in assumed debt and deal costs.

         During the first quarter of fiscal year 1999, Precept acquired four business products distribution companies with combined annual revenues of $34.3 million. These acquisitions were accounted for using the purchase method of accounting. For each of these purchase acquisitions, the aggregate acquisition cost was allocated to the net assets acquired based on the fair market value of such net assets. The operating results of such companies have been included in the Company's historical results of operations for all periods following the acquisition. The aggregate acquisition cost for such purchased businesses amounted to $18.6 million and consisted of $5.7 million in cash, funded by working capital and the Company's revolving line of credit, 0.7 million shares of Class A common stock with an aggregate fair market value of $9.6 million, and $3.3 million in seller notes, assumed debt and deal costs.

         The following table summarizes the consideration for the purchase acquisitions completed and the fair value of the assets acquired.

                                                                                 Three months ended
                                                                                    September 30,
                                                                           -------------------------------
                                                                                1999             1998
                                                                           -------------    --------------
Purchase consideration:
     Cash paid.....................................................        $   1,318,000    $   5,736,000
     Amounts due sellers of acquired businesses....................                -            1,380,000
     Common and preferred stock issued.............................            3,060,000        9,604,000
     Liabilities assumed...........................................            1,037,000        1,777,000
     Other.........................................................               51,000          107,000
                                                                           -------------    -------------

Fair value of net assets acquired..................................        $   5,466,000    $  18,604,000
                                                                           =============    =============


                                                                                 Three months ended
                                                                                    September 30,
                                                                           -------------------------------
                                                                                1999             1998
                                                                           -------------    --------------
Allocation of fair value of net assets acquired:
     Goodwill and intangible assets................................        $   3,707,000    $  13,323,000
     Accounts receivable...........................................            1,286,000        3,704,000
     Inventory and other, net......................................              473,000        1,577,000
                                                                           -------------    -------------

                                                                           $   5,466,000    $  18,604,000
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

                         PRECEPT BUSINESS SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



                                                                                 Three months ended
                                                                                    September 30,
                                                                           -------------------------------
                                                                              1999              1998
                                                                           -------------     -------------
     Total revenues...............................................         $  44,529,000     $  49,018,000
     Income before income taxes ..................................         $   1,515,000     $   2,266,000
     Net income...................................................         $     788,000     $   1,178,000
     Diluted net income per share.................................         $        0.08     $        0.12


4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                           September 30,       June 30,
                                              Estimated Lives                   1999             1999
                                              ---------------              -------------    -------------
     Land                                                                  $     150,000    $     150,000
     Buildings                                15 to 40 years                   1,056,021        1,411,021
     Leasehold improvements                    1 to 10 years                   1,169,823        1,140,867
     Equipment and vehicles                    3 to 5 years                   15,809,031       15,383,941
     Capitalized leasehold rights              3 to 5 years                    1,376,126        1,368,557
                                                                           -------------    -------------
                                                                              19,561,001       19,454,386
     Accumulated depreciation and amortization....................             8,209,696        8,445,191
                                                                           -------------    -------------

                                                                           $  11,351,305    $  11,009,195
                                                                           =============    =============


5.       INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                                           September 30,     June 30,
                                                                              1999             1999
                                                                           -------------     -------------
     Goodwill.....................................................         $  52,130,324    $  47,380,903
     Other........................................................               599,579          569,579
                                                                           -------------    -------------
                                                                              52,729,903       47,950,482
     Accumulated amortization.....................................             5,025,412        4,582,169
                                                                           -------------    -------------

                                                                           $  47,704,491    $  43,368,313
                                                                           =============    =============


6.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                           September 30,     June 30,
                                                                              1999             1999
                                                                           -------------     -------------
     Revolving line of credit.....................................         $  36,700,000    $  31,100,000
     Note payable and long-term liability to shareholder..........               138,752          246,587
     Convertible notes payable to sellers.........................             2,934,339        3,285,195
     Mortgage and equipment notes payable.........................             4,837,248        4,330,840
     Capitalized lease obligations................................             1,237,760        1,405,848
     Other........................................................               453,189          493,881
                                                                           -------------    -------------
                                                                              46,301,288       40,862,351

     Less current portion due within one year.....................             3,785,187        3,918,733
                                                                           -------------    -------------
     Long-term debt...............................................         $  42,516,101    $  36,943,618
                                                                           =============    =============

                         PRECEPT BUSINESS SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


7.       MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK

         As part of its acquisition of two businesses during the first quarter of fiscal year 2000 and one acquisition during the third quarter of fiscal year 1999, the Company issued 3,200 shares of mandatory redeemable preferred stock in three series with an aggregate initial redemption value of $3,260,000. The preferred stock pays dividends at annual rates ranging from 6.0% to 9.0% on a monthly and quarterly basis. The preferred stock includes a mandatory redemption in the following annual amounts: $0.7 million in fiscal year 2000; $0.3 million in 2001; $0.3 million in 2002; $1.8 million in 2003; and $0.1 million in 2004. The preferred stock is generally convertible at the option of the holder at a range of $8.00 to $30.00 for one share of Class A Common Stock.

8.  SEGMENT INFORMATION

         The table below presents certain segment information from continuing operations for the three-month periods ended September 30, 1999 and 1998. For the first three months in fiscal years 2000 and 1999, intersegment sales included in operating income below were not significant for the Business Products Division and amounted to $22,200 and $141,380 for the Transportation Services Division.


                                                                                  Three months ended
                                                                                     September 30,
                                                                           -------------------------------
                                                                               1999               1998
                                                                           -------------     -------------

Operating income:
     Business products................................................      $   1,705,200      $     879,569
     Transportation services..........................................          1,213,463            646,962
     Other............................................................           (411,144)          (108,932)
                                                                            --------------     --------------
     Total operating income...........................................          2,507,519          1,417,599
     Interest expense.................................................         (1,119,189)          (475,210)
                                                                            --------------     --------------
     Income before income taxes.......................................      $   1,388,330      $     942,389
                                                                            =============      =============


                                                                            September 30,         June 30,
                                                                                 1999               1999
                                                                            -------------      -------------
Identifiable assets:
     Business products................................................      $  52,795,354      $  47,619,610
     Transportation services..........................................         38,864,373         36,411,638
     Other............................................................          4,390,807          2,111,391
                                                                            -------------      -------------
         Total identifiable assets....................................      $  96,050,534      $  86,142,639
                                                                            =============      =============

                         PRECEPT BUSINESS SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



9.       WEIGHTED AVERAGE SHARES OUTSTANDING

         The following table provides information to reconcile the basic and diluted weighted average shares outstanding for the three-month periods ended September 30, 1999 and 1998.

                                                                                 Three months ended
                                                                                    September 30,
                                                                           ------------------------------
                                                                              1999             1998
                                                                           -------------    -------------
Basic weighted average shares outstanding:
     Common shares, Class A and Class B, outstanding at the
        beginning of the period...................................             9,320,186        7,393,862
     Common shares issued related to the acquisition of businesses
       during the period..........................................               433,709          728,646
                                                                           -------------    -------------
     Common shares, Class A and Class B, outstanding at the end
        of the period.............................................             9,753,895        8,122,508
                                                                           =============  ===============
     Basic weighted average number of common shares
         outstanding during the period based on the
         number of days outstanding (A)...........................             9,608,272        7,657,142
                                                                           =============  ===============


Diluted weighted average shares outstanding:
     Common stock options:
         Number of outstanding options............................              515,017          512,407
         Number of options vested.................................               16,998           63,788
         Number of options which would be exercised based on average
             market value of common stock during the period......                     -           46,407
         Proceeds from exercise of options........................                $   -         $373,344
         Common shares repurchased with proceeds..................                    -           20,848
         Common shares issued from exercise of options, net (B)...                    -           25,559
                                                                         ===============  ===============
     Warrants to purchase common stock:
         Number of warrants outstanding...........................               43,096           333,929
         Number of warrants which would be exercised based on average
             market value of common stock during the period......                     -            24,286
         Net proceeds from exercise of warrants...................                $   -           $12,781
         Common shares repurchased with proceeds..................                    -               714
         Common shares issued from exercise of warrants (C).......                    -            23,572
                                                                         ===============  ===============
     Convertible notes payable:

         Face value of notes which would be converted based on average
              market value of common stock during the period......           $1,964,000        $2,470,000
         Common shares issued upon conversion (D).................              414,573          137,933
                                                                         ===============  ===============
         Interest expense reduction, net of income taxes, associated
              with notes which are converted......................              $22,652           $34,412
                                                                                 ======           =======
     Diluted weighted average common shares outstanding
         (A + B + C + D)..........................................            10,022,845        7,844,206
                                                                         ===============  ===============

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS.

OVERVIEW

                  Precept is an independent distributor of custom and stock business products and provider of document management services ("Business Products Division") to businesses in a variety of industries throughout the United States. We also operate corporate transportation services
("Transportation Services Division") companies in the United States. We were one of the first distributor companies to begin nationwide consolidation of operating companies in the Business Products industry.

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

                  In the three-month period ended September 30, 1999, the Company completed the acquisition of one Business Products company located in North Carolina and one Transportation Services company with aggregate annual revenues of $10.6 million. Such acquisitions were paid for with $1.3 million in cash, financed by the Company's working capital and its revolving line of credit, $3.1 million in mandatory redeemable convertible preferred stock and $1.1 million in assumed debt and deal costs.

         In the three-month period ended September 30, 1998, the Company completed the acquisitions of four Business Products companies located in Salt Lake City, Utah; Houston, Texas; Bangor, Maine; and Florence, South Carolina with combined annual revenues of $34.3 million. Such acquisitions were paid for with an aggregate of $5.7 million in cash, financed by the Company's working capital and revolving line of credit, $1.4 million in seller notes, 0.7 million shares of Class A common stock with a fair market value of $9.6 million, and $1.9 million in assumed debt and deal costs.

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

RESULTS OF OPERATIONS

         The following table sets forth various items from continuing operations as a percentage of revenues for the three-month periods ended September 30, 1999 and 1998.

                                                                               Three months ended
                                                                                   September 30,
                                                                             ----------------------
                                                                              1999       1998
                                                                              -----      ----

Revenue:
     Business Products............................................            80.2%      94.3%
     Transportation Services......................................            19.8%      5.7%
                                                                             ------     ------
                                                                             100.0%     100.0%
Costs and operating expenses:
     Cost of goods sold...........................................            64.6%      66.1%
     Sales commissions............................................            11.3%      12.3%
     Selling, general and administrative..........................            14.7%      15.7%
     Depreciation and amortization................................             3.3%       1.8%
                                                                             ------     ------
                                                                              93.9%      95.9%
                                                                             ======     ======
Operating income                                                               6.1%       4.1%
Interest and other expense........................................             2.7%       1.4%
                                                                             ------     ------
Income before income taxes........................................             3.4%       2.7%
Income tax provision..............................................             1.6%       1.3%
                                                                             ------     ------
Net income........................................................             1.8%       1.4%
                                                                             ======     ======



THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

                  REVENUE for 1999 increased by $6.6 million, or 18.9%, from $34.8 million in 1998 to $41.4 million in 1999. In 1999, Business Products revenue increased by $2.3 million or 7.5% and Transportation Services revenue increased by $4.3 million or 109.2%. The increase in Business Products revenue was due to the acquisition of three Business Products companies during fiscal years 1999 and 2000, which accounted for $5.8 million and internal growth of $1.1 million or 4.2%. The internal growth excludes the effect of $4.6 million of lost revenue from MBF Corporation. Of the total increase in Transportation Services revenue in 1999, $4.3 million was due to the acquisition of seven Transportation Services companies in fiscal years 1999 and 2000.

                  COST OF GOODS SOLD for 1999 increased by $3.8 million, or 16.5%, from $23.0 million in 1998 to $26.8 million in 1999. Such change is primarily due to the effects of the companies acquired. As a percentage of revenue, cost of goods sold improved from 66.1% in 1998 to 64.7% in 1999 due to the effects of the companies acquired since June 1998 and the higher relative effect of the Transportation Services Division, which operates with a lower cost of goods sold. Cost of goods sold for the Business Products Division increased by $1.4 million of which approximately $3.9 million was due to companies acquired after the beginning of fiscal year 1998. Such increase in cost of goods sold was offset by a reduction of $3.0 million created by the lost revenue from MBF Corporation. Cost of goods sold for the Business Products Division decreased from 67.0% in 1998 to 66.5% in 1999, as a percentage of revenue, due to the acquisition of businesses which operate in less price competitive markets and due to the improved purchasing power of the Company. The Transportation Services Division's cost of goods sold increased by $2.4 million due primarily to the seven Transportation Services companies acquired since October 1998. As a percentage of revenue, cost of goods sold for the Transportation Services Division declined from 58.9% in 1998 to 57.3% for 1999 due primarily to the companies acquired.

                  SALES COMMISSIONS increased by $0.4 million, or 9.2%, in 1999, from $4.3 million in 1998 to $4.7 million in 1999 due primarily to the increased level of the Business Products Division's revenue. Sales commissions for the Business Products Division increased from 13.8% to 13.9% of Business Products revenue primarily due to the effect of the commission plans of companies acquired since July 1, 1998 and to the increased dollar amount of gross profit in 1999. Total commission expense decreased by 1.0% from 12.3% in 1998 to 11.3% in 1999 because the Transportation Services Division contributed a higher proportion of consolidated revenue in 1999 while maintaining a lower commission structure.

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSE increased by $0.6 million or 10.6% in 1999 from $5.5 million in 1998 to $6.1 million in 1999, which included increased expenses of $1.5 million from Business Products and Transportation Services companies acquired. As a percentage of revenue, selling, general and administrative expenses have decreased by 1.0% from 15.7% in 1998 to 14.7% in 1999. This percentage decrease reflects the results of the Company's integration and cost control efforts.

                  DEPRECIATION AND AMORTIZATION EXPENSE increased $0.7 million in 1999 from $0.7 million in 1998 to $1.4 million in 1999 due largely to the size and timing of the companies acquired since the beginning of fiscal year 1999.

                  INTEREST EXPENSE increased by $0.6 million or 135.5% during 1999, from $0.5 million in 1998 to $1.1 million in 1999 principally due to additional debt incurred by us in fiscal years 1999 and 2000 to finance our business acquisitions.

                  INCOME TAXES are provided for at a 45.0% effective rate in 1999 versus a 48.0% effective rate in 1998. The change in the effective income tax rate is primarily due to the results of integration efforts as various subsidiaries have been merged.

                  NET INCOME increased by $0.3 million in 1999, from $0.5 million in 1998 to $0.8 million in 1999 due to the improved operating results described and partially offset by increased amortization and interest expense. Diluted earnings per share increased $0.02 from $0.06 in 1998 to $0.08 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         NET CASH FLOWS FROM OPERATING ACTIVITIES. In the first three months of fiscal year 2000, the Company generated $0.3 million of cash for operating needs as compared to cash provided of $2.5 million in the first three months of fiscal year 1999. During the first quarter of 2000, the Company increased its investment in working capital by $3.5 million due primarily to increases in the level of trade accounts receivable and inventories and payments of certain accrued expenses. During the first quarter of fiscal year 1999, the Company generated $2.5 million from operating activities due primarily to the results of operations and to a reduction in its working capital investment.

         NET CASH FLOWS FROM INVESTING ACTIVITIES. During the first three months of fiscal year 2000, Precept used $4.6 million in cash for investing activities as compared to a use of $5.1 million for investing activities in the first three months of fiscal year 1999. During 2000, the Company acquired one Business Products distribution company and one Transportation Services company using $2.6 million. In addition, the Company used $1.3 million in cash as consideration for contingent obligations relating to businesses previously acquired. The Company also acquired $0.7 million of equipment, primarily vehicles for the Transportation Services Division. During the first quarter of 1999, the Company acquired four Business Products distribution businesses and one Transportation Services company for $6.0 million in cash and acquired $0.3 million of equipment.

         NET CASH FLOWS FROM FINANCING ACTIVITIES. In the first three months of fiscal year 2000, $4.2 million of cash was generated by financing activities as compared to $2.8 million of cash generated by financing activities in the first three months of fiscal year 1999. During the first three months of 2000, Precept increased its outstanding revolving line of credit balance by approximately $5.6 million, primarily to finance acquisitions, service existing debt and provide cash to fund operating cash flow needs. During the first three months of 1999, the Company decreased its long-term debt and capital lease obligations by $0.7 million and increased its outstanding revolving line of credit balance by $3.5 million to fund acquisitions.

         Management believes that the current levels of operations and the cash flow from such operations and the amount available for borrowing under the existing revolving line of credit agreement of $3.3 million at September 30, 1999 will be adequate for fiscal year 2000 to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures of approximately $2.5 million for the remainder of fiscal year 2000, and to meet working capital needs.

OTHER

         INFLATION

         Certain of Precept's Business Products offerings, particularly paper products, have been and are expected to continue to be subject to significant price fluctuations due to inflationary and other market conditions. In the last five to ten years, the prices for commodity grades of paper have shown considerable volatility. Precept generally is able to pass such increased costs on to its customers through price increases, although it may not be able to adjust its prices immediately. Significant increases in paper and other costs in the future could materially affect Precept's profitability if these costs cannot be passed on to customers. In general, Precept does not believe that inflation has had a material effect on its results of operations in recent years. However, there can be no assurance that Precept's business will not be affected by inflation in the future.

         YEAR 2000 ISSUE

         In October 1999, the Company completed the information systems conversion for one of its significant branch offices in Boston, Massachusetts. In addition, during the first quarter of fiscal year 2000, the Company finished the software programming necessary at its Bangor, Maine branch to correct a year 2000 dating problem. Besides these events, there have been no significant changes to the Year 2000 matters affecting the Company.

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

FORWARD-LOOKING STATEMENTS

           The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. This section should be read in conjunction with the "Risk Factors Affecting the Company's Prospects" located in
Item I of the Company annual report on Form 10-K for the year ended June 30, 1999. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to the other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements.

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

         The foregoing factors could affect the Company's actual results and could cause the Company's actual results during fiscal year 2000 and beyond to be materially different from any anticipated results expressed in any forward-looking statement made by or on behalf of the Company.

         The Company disclaims any obligation to update any forward-looking statements to reflect events or other circumstances after the date of this report on Form 10-Q.

PART II - OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS

         JOHN ALDEN LITIGATION

         During the first quarter of fiscal year 2000, the Company received a settlement payment of $0.2 million related to the John Alden litigation. In addition, all parties to the litigation have dismissed their respective claims.

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

         As of September 30, 1999, there were no changes in securities and use of proceeds.

ITEM 3   DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

         As of September 30, 1999, the Company was not in default of any of its debt or equity securities.

ITEM 4   RESULTS OF VOTES OF HOLDERS

         The Company's annual shareholder meeting was held in Dallas, Texas on November 3, 1999. At such meeting, the following proposals were voted upon and approved by the Company's shareholders. The Class B shareholder voted all 592,142 shares in favor of all four proposals.

                                                                             Class A and B Common Shares Voted
                                                                       -------------------------------------------------
                                                                                                           Broker Non-
                                                                                                         Votes/withheld/
Proposal      Description                                                 For           Against           Abstained
--------      -----------                                              -----------    ------------       --------------
1.            Election of the following directors:
                  Robert N. Bazinet                                    10,044,490                             11,986
                  J.D. Greco                                            9,867,442                            189,034
                  Peter H. Trembath                                    10,038,658                             17,818
2.            Amendments to the Company's 1998 Stock Incentive
                       Plan.                                            7,842,820         193,506          2,020,150
3.                     Ratification of Ernst & Young LLP as
                       independent auditors for the fiscal
                       year ending June 30, 2000.                      10,043,466           5,105              7,905


ITEM 5   OTHER INFORMATION

         There is no other significant information that the Company believes should be disclosed in this report other than the information that is presented herein and by exhibit.

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

ITEM 6(a)         EXHIBITS


EXHIBIT NO.       DESCRIPTION
-----------       -----------
27.1              Financial Data Schedule (1)


------------
(1) Included as an exhibit to this report.



ITEM 6(b) REPORTS ON FORM 8-K FILED DURING THE PERIOD FROM JULY 1, 1999 THROUGH NOVEMBER 12, 1999

     The Company has not filed any reports on Form 8-K for the period from July 1, 1999 through November 12, 1999.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of November 12, 1999.

PRECEPT BUSINESS SERVICES, INC.


/s/ WILLIAM W. SOLOMON, JR.
--------------------------------
William W. Solomon, Jr.
Executive Vice President and Chief Financial Officer