Form 10-Q
period 1999-12-31
PRECEPT BUSINESS SERVICES INC
filed 2000-02-14
CIK 1051285

===============================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED DECEMBER 31, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of February 14, 2000, there were 9,599,780 outstanding shares of Class A Common Stock and 592,142 outstanding shares of Class B Common Stock.

===============================================================================

                         PRECEPT BUSINESS SERVICES, INC.

                               INDEX TO FORM 10-Q

DESCRIPTION                                                                           PAGE
-----------                                                                           ----
PART I    FINANCIAL INFORMATION

Item 1    Condensed Consolidated Balance Sheets as of
              December 31, 1999 and June 30, 1999 ..............................        3
          Condensed Consolidated Statements of Operations
              for the three-month and six-month periods ended
              December 31, 1999 and 1998........................................        4
          Condensed Consolidated Statements of Cash Flows for the
              six-month periods ended
              December 31, 1999 and 1998........................................        5
          Condensed Consolidated Statements of Changes in
              Shareholders' Equity for the six-month periods
              ended December 31, 1999 and 1998..................................        6
          Notes to Condensed Consolidated Financial Statements..................        7

Item 2    Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............................       12

Item 3    Quantitative and Qualitative Disclosure for Market Risk...............       18

PART II   OTHER INFORMATION

Item 1    Legal Proceedings.....................................................       18

Item 2    Changes in Securities and Use of Proceeds.............................       18

Item 3    Defaults Upon Senior Securities.......................................       18

Item 4    Submission of Matters to a Vote of Security Holders...................       18

Item 5    Other Information.....................................................       19

Item 6    Exhibits and Reports on Form 8-K......................................       19

          Signature.............................................................       19

                                          PRECEPT BUSINESS SERVICES, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               December 31,         June 30
                                                                                   1999              1999
                                                                               ------------        ---------
                                                                                (Unaudited)
                                                  ASSETS
Current assets:
   Cash and cash equivalents...........................................        $     380,548     $       -
   Trade accounts receivable...........................................           21,732,930        19,791,669
   Accounts receivable from affiliates.................................              850,252         1,053,712
   Other accounts receivable...........................................              704,195         1,544,920
   Inventory...........................................................            6,366,787         4,815,228
   Other current assets................................................            2,669,395           785,246
   Deferred income taxes and income taxes refundable...................            2,942,836         1,734,214
                                                                             ---------------   ---------------
       Total current assets............................................           35,646,943        29,724,989

Property and equipment, net............................................           11,122,871        11,009,195
Intangible assets, net.................................................           51,694,466        43,368,313
Deferred income taxes..................................................            1,009,848         1,009,849
Other assets...........................................................              170,155         1,030,293
                                                                             ---------------   ---------------
       Total assets....................................................        $  99,644,283     $  86,142,639
                                                                               =============     =============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable..............................................        $  10,659,762     $   8,421,736
   Accrued expenses.                                                               2,700,341         5,611,748
   Accrued compensation                                                            1,904,056         2,124,776
   Current portion of long-term debt...................................            3,822,946         3,918,733
                                                                             ---------------   ---------------
       Total current liabilities.......................................           19,087,105        20,076,993

Long-term debt.........................................................           46,778,076        36,943,618
Mandatory redeemable convertible preferred stock.......................            3,162,600           194,400
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $1.00 par value; 3,000,000 authorized shares,
       none issued.....................................................                -                 -
   Class A Common Stock, $0.01 par value; 100,000,000 authorized shares and 9,500,253 and 8,876,680 issued
       shares in 2000 and 1999, respectively...........................               95,003            88,766
   Class B Common Stock, $0.01 par value; 10,500,000 authorized shares
       and 592,142 issued shares ......................................                5,921             5,921
   Additional paid-in capital..........................................           39,710,876        39,717,113
   Retained earnings (accumulated deficit).............................           (7,984,223)       (9,673,097)
                                                                             ----------------  ----------------
                                                                                  31,827,577        30,138,703
   Class A treasury stock - 148,636 shares.............................           (1,211,075)       (1,211,075)
                                                                             ----------------  ----------------
       Total shareholders' equity......................................           30,616,502        28,927,628
                                                                             ---------------   ---------------
           Total liabilities and shareholders' equity..................        $  99,644,283     $  86,142,639
                                                                               =============     =============

        See accompanying notes to condensed consolidated financial statements.

                                         PRECEPT BUSINESS SERVICES, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three months                        Six months
                                                              Ended                              Ended
                                                          December 31,                       December 31,
                                                     1999             1998               1999              1998
                                                --------------   --------------     -------------     -------------
                                                                             (Unaudited)
Revenue:
   Business products                             $  36,867,937    $  37,843,754     $  70,086,963     $  68,777,067
   Transportation..............................      7,920,398        6,992,112        16,107,016        10,876,726
                                                 -------------    -------------     -------------     -------------
                                                    44,788,335       44,835,866        86,193,979        79,653,793
Costs and expenses:
   Cost of goods sold..........................     29,759,123       30,002,472        56,541,590        53,001,370
   Sales commissions                                 4,930,531        4,900,262         9,601,226         9,179,607
   Selling, general and administrative.........      6,285,169        6,698,664        12,337,632        12,178,157
   Depreciation and amortization...............      1,189,712          877,025         2,582,212         1,526,940
                                                 -------------    -------------     -------------     -------------
                                                    42,164,535       42,478,423        81,062,660        75,886,074
                                                 -------------    -------------     -------------     -------------

Operating income...............................      2,623,800        2,357,443         5,131,319         3,767,719
Interest expense...............................        941,338          723,609         2,060,527         1,191,695
                                                 -------------    -------------     -------------     -------------

Income before income taxes.....................      1,682,462        1,633,834         3,070,792         2,576,024

Income tax provision ..........................        757,169          784,144         1,381,918         1,236,492
                                                 -------------    -------------     -------------     -------------

Net income.....................................  $     925,293    $     849,690     $   1,688,874     $   1,339,532
                                                 =============    =============     =============     =============

Basic net income (loss) per share:
   Net income (loss) per share.................  $        0.09    $        0.10     $        0.17     $        0.17
                                                 =============    =============     =============     =============
   Weighted average shares outstanding.........      9,817,871        8,458,534         9,713,072         8,057,836

Diluted net income per share:
   Net income per share........................  $        0.09    $        0.10     $        0.18     $        0.17
                                                 =============    =============     =============     =============

   Weighted average shares outstanding.........     10,261,010        8,753,122        10,099,639         8,265,520

     See accompanying notes to condensed consolidated financial statements.

                         PRECEPT BUSINESS SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended December 31,
                                                                                    ------------------------------
                                                                                        1999             1998
                                                                                    --------------   -------------
                                                                                              (Unaudited)
Cash flows from (used in) operating activities:..............................       $  (4,871,466)   $   2,254,350

Cash flows provided by (used in) investing activities:
   Acquisitions of businesses, including earnout payments....................          (4,143,165)      (9,192,545)
   Acquisition of property and equipment, net................................            (188,667)        (327,198)
   Sale of assets of discontinued operations.................................                -           1,115,125
                                                                                    -------------    -------------
       Net cash used in investing activities.................................          (4,331,832)      (8,404,618)
                                                                                    --------------   --------------

Cash flows provided by (used in) financing activities:
   Payments on long-term debt and other long-term liabilities, net...........            (127,339)      (1,197,838)
   Preferred stock redemption and dividend payments..........................            (154,825)            -
   Borrowings on revolving line of credit, net...............................           9,866,010        7,804,522
                                                                                    -------------    -------------
       Net cash provided by financing activities.............................           9,583,846        6,606,684
                                                                                    -------------    -------------

Net change in cash and cash equivalents......................................             380,548          456,416

Cash and cash equivalents at beginning of period.............................                -           2,291,303
                                                                                    -------------    -------------

Cash and cash equivalents at end of period...................................       $     380,548    $   2,747,719
                                                                                    =============    =============

Supplemental disclosure:
   Cash paid for:
       Interest..............................................................       $   1,958,004    $   1,287,896
       Income taxes .........................................................       $     650,534    $     394,406

      See accompanying notes to condensed consolidated financial statements

                         PRECEPT BUSINESS SERVICES, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                             RETAINED
                                CLASS A      CLASS B       ADDITIONAL        EARNINGS                          TOTAL
                                COMMON       COMMON         PAID-IN        (ACCUMULATED                     SHAREHOLDERS'
                                 STOCK        STOCK         CAPITAL          DEFICIT)          OTHER           EQUITY
                             ------------   -----------   ------------    ------------    ------------    ------------
                                                                       (Unaudited)
Balance, June 30, 1998 ...   $     68,701   $      5,921   $ 23,515,022    $ (1,395,905)   $   (191,271)   $ 22,002,468

Issuance of shares to
   acquire businesses ....         10,646           --       12,533,319            --              --        12,543,965
Net income ...............           --             --             --         1,339,532            --         1,339,532
                             ------------   ------------   ------------    ------------    ------------    ------------

Balance, December 31, 1998   $     79,347   $      5,921   $ 36,048,341    $    (56,373)   $   (191,271)   $ 35,885,965
                             ============   ============   ============    ============    ============    ============

Balance, June 30, 1999 ...   $     88,766   $      5,921   $ 39,717,113    $ (9,673,097)   $ (1,211,075)   $ 28,927,628

Issuance of shares to
   acquire businesses ....          6,237           --           (6,237)           --              --              --
Net income ...............           --             --             --         1,688,874            --         1,688,874
                             ------------   ------------   ------------    ------------    ------------    ------------

Balance, December 31, 1999   $     95,003   $      5,921   $  39,710,876    $ (7,984,223)  $ (1,211,075)   $ 30,616,502
                             ============   ============   ============    ============    ============    ============

    See accompanying notes to condensed consolidated financial statements.

                      PRECEPT BUSINESS SERVICES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1999

1.       BUSINESS

         Precept Business Services, Inc. and its subsidiaries ("Precept" or the "Company") primarily engage in business products distribution management and services and, to a lesser extent, in executive chauffeured limousine, livery and courier services. The Business Products Division arranges for the manufacture, storage, and distribution of business forms, computer supplies, advertising information and other related business products for medium- to large-sized corporate customers. Precept operates from offices throughout the United States. The Transportation Division provides chauffeured corporate transportation, livery and courier services from locations in the tri-state New York metropolitan, Cincinnati, Dearborn and Dallas/Fort Worth markets.

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

         FISCAL YEAR END AND QUARTERLY REPORTING PERIODS

         The Company maintains a June 30 fiscal year end and ends its quarterly reporting periods on September 30, December 31, and March 31, respectively. For purposes of the Company's current report on Form 10-Q, references to 1999 and 1998 are meant to be the three-month and six-month reporting periods ended December 31, 1999 and 1998, respectively. References to fiscal years 2000 and 1999 are for the fiscal year ending June 30, 2000 and the fiscal year ended June 30, 1999, respectively.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Significant accounting policies followed in the preparation of the consolidated financial statements are consistent with the accounting policies described in the Company's notes to consolidated financial statements included in the Company's Annual Report to Shareholders and Form 10-K for the fiscal year ended June 30, 1999.

         INTERIM FINANCIAL INFORMATION

         The accompanying unaudited interim financial statements and information have been prepared in accordance with generally accepted accounting principles for interim financial statements, accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended June 30, 1999. In the opinion of management, he interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, its results of operations and its cash flows. Operating results for any particular interim period are not necessarily indicative of the operating results for a full fiscal year.

         The financial information for the year ended June 30, 1999 is derived from the Company's audited financial statements for the same year as included in the Company's Form 10-K for fiscal year 1999.

                      PRECEPT BUSINESS SERVICES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1999

3.       ACQUISITIONS

         During the first quarter of fiscal year 2000, Precept acquired two business products distribution companies with combined annual revenues of $10.6 million. These acquisitions were accounted for using the purchase method of accounting. For each of these purchase acquisitions, the aggregate acquisition cost was allocated to the net assets acquired based on the fair market value of such net assets. The operating results of such companies have been included in the Company's historical results of operations for all periods following the acquisition. The aggregate acquisition cost for such purchased businesses amounted to $5.5 million and consisted of $1.3 million in cash, funded by the Company's revolving line of credit, $3.1 million in redemption value of mandatory redeemable convertible preferred stock and $1.1 million in assumed debt and deal costs.

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

                                                                                  Six months ended
                                                                                    December 31,
                                                                           ------------------------------
Purchase consideration:                                                       1999             1998
                                                                           -------------    -------------
     Cash paid.....................................................        $   1,498,000    $   9,193,000
     Amounts due sellers of acquired businesses....................                -            1,380,000
     Common and preferred stock issued.............................            3,060,000       12,544,000
     Liabilities assumed...........................................            1,037,000        1,777,000
     Other.........................................................               51,000          151,000
                                                                           -------------    -------------
Fair value of net assets acquired..................................        $   5,646,000    $  25,045,000
                                                                           =============    =============

                                                                                  Six months ended
                                                                                    December 31,
                                                                           ------------------------------
Allocation of fair value of net assets acquired:                              1999             1998
                                                                           -------------    -------------
     Goodwill and intangible assets................................        $   3,887,000    $  20,771,000
     Accounts receivable...........................................            1,286,000        3,939,000
     Inventory and other, net......................................              473,000          335,000
                                                                           -------------    -------------
                                                                           $   5,646,000    $  25,045,000
                                                                           =============    =============

                      PRECEPT BUSINESS SERVICES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1999

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

                                                Three months ended                     Six months ended
                                                   December 31,                          December 31,
                                          ---------------------------------       --------------------------------
                                               1999                1998                1999               1998
                                          -------------       -------------       -------------      -------------
     Total revenues...................    $  45,774,699       $  46,602,869       $  90,836,298      $  91,916,927
     Income before income taxes ......    $   1,753,573       $   1,982,916       $   3,356,891      $   3,347,352
     Net income.......................    $     964,465       $   1,090,604       $   1,846,290      $   1,841,044
     Diluted net income per share.....    $       0.10        $       0.11        $       0.18       $       0.18

4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                           December 31,        June 30,
                                              Estimated Lives                   1999             1999
                                              ---------------              -------------    -------------
     Land                                                                  $     150,000    $     150,000
     Buildings and leasehold improvements      1 to 40 years                   2,188,880        2,551,888
     Equipment and vehicles                    3 to 5 years                   15,237,011       15,383,941
     Capitalized leasehold rights              3 to 5 years                    1,253,411        1,368,557
                                                                           -------------    -------------
                                                                              18,829,302       19,454,386
     Accumulated depreciation and amortization....................             7,706,431        8,445,191
                                                                           -------------    -------------
                                                                           $  11,122,871    $  11,009,195
                                                                           =============    =============

5.       INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                                            December 31,       June 30,
                                                                                1999             1999
                                                                           -------------    -------------
     Goodwill.....................................................         $  56,572,554    $  47,380,903
     Other........................................................               599,579          569,579
                                                                           -------------    -------------
                                                                              57,172,133       47,950,482
     Accumulated amortization.....................................             5,477,667        4,582,169
                                                                           -------------    -------------
                                                                           $  51,694,466    $  43,368,313
                                                                           =============    =============

         The change in goodwill from June 30, 1999 to December 31, 1999 consists of the goodwill acquired as part of the acquisition of the four business products companies during the first six months of fiscal year 2000, $3.9 million, the finalization of the purchase price allocation for three companies acquired since July 1, 1998, $2.4 million, and the amounts paid or incurred as debt in order to settle future earnout obligations, $2.9 million.

6.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                            December 31,       June 30,
                                                                                1999             1999
                                                                           -------------    -------------
     Revolving line of credit.....................................         $  40,966,010    $  31,100,000
     Note payable and long-term liability to shareholder..........               309,432          246,587
     Notes payable                                                             8,397,312        8,109,916
     Capitalized lease obligations................................               928,268        1,405,848
                                                                           -------------    -------------
                                                                              50,601,022       40,862,351
     Less current portion due within one year.....................             3,822,946        3,918,733
                                                                           -------------    -------------
     Long-term debt...............................................         $  46,778,076    $  36,943,618
                                                                           =============    =============

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

8.       SEGMENT INFORMATION

         The following financial information summarizes certain financial information about the operations of the Company as of and for the three and six-month periods ended December 31, 1999.

                                              Three months ended                   Six months ended
                                                 December 31,                        December 31,
                                        ------------------------------      --------------------------------
                                           1999             1998               1999               1998
                                        -------------    -------------      -------------      -------------
Operating income:
     Business products.................. $  2,483,873    $   2,425,647      $   4,188,972      $   5,098,693
     Transportation.....................    1,128,867        1,151,074          2,342,330          1,722,311
     Other..............................     (988,940)      (1,219,278)        (1,399,983)        (3,053,285)
                                         ------------    -------------      -------------      -------------
         Total operating income.........    2,623,800        2,357,443          5,131,319          3,767,719
Interest expense........................     (941,338)        (723,609)        (2,060,527)        (1,191,695)
                                         ------------    -------------      -------------      -------------
Income before income taxes.............. $  1,682,462    $   1,633,834      $   3,070,792      $   2,576,024
                                         ============    =============      =============      =============

                                                                                     December 31,
                                                                            --------------------------------
                                                                                 1999              1998
                                                                            -------------      -------------
Identifiable assets:
     Business products.................................................     $  55,438,992      $  52,517,901
     Transportation services...........................................        41,754,928         27,582,295
     Corporate.........................................................         2,450,363          6,219,810
         Total identifiable assets.....................................     -------------      -------------
                                                                            $  99,644,283      $  86,320,006
                                                                            =============      =============

                      PRECEPT BUSINESS SERVICES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1999

8.       WEIGHTED AVERAGE SHARES OUTSTANDING

         The following table provides information to reconcile the basic and diluted weighted average shares outstanding for the three-month and six-month periods ended December 31, 1999 and 1998.

                                                            Three months ended                  Six months ended
                                                               December 31,                       December 31,
                                                      -------------------------------    ----------------------------
                                                          1999              1998             1999            1998
                                                      ------------     --------------    ------------    ------------
Basic weighted average shares outstanding:
     Common shares, Class A and Class B, outstanding
         at the beginning of the period..............  9,753,895         8,122,565        9,320,186         7,393,919
     Common shares used to acquire businesses during
         the period..................................    189,864           335,969          623,573         1,064,615
                                                     -----------        ----------      -----------        ----------
     Common shares, Class A and Class B, outstanding
         at the end of the period....................  9,943,759         8,458,534        9,943,759         8,458,534
                                                     ===========        ==========      ===========        ==========
     Weighted average number of common shares
         outstanding during the period based on the
         number of days outstanding (A)..............  9,817,871         8,458,534        9,713,072         8,057,836
                                                     ===========        ==========      ===========        ==========
Diluted weighted average shares outstanding:
     Common stock options:
         Number of outstanding options...............  1,222,016           663,832        1,222,016           663,832
         Number of options vested....................     16,284            66,405           16,284            66,405
         Number of options which would be exercised
              based on average market value of
              common stock during the period.........       -               46,405             -               46,405
         Proceeds from exercise of options...........$      -           $   68,218      $      -           $   68,218
         Common shares repurchased with proceeds.....       -               23,058             -               21,593
         Common shares issued from exercise of
              options, net (B).......................       -               23,349             -               24,814
                                                     ===========        ==========      ===========        ==========
     Warrants to purchase common stock:
         Number of warrants outstanding..............     43,096           333,930           43,096           333,930
         Number of warrants which would be exercised
              based on average market value of
              common stock during the period.........       -                 -                -                 -
         Net proceeds from exercise of warrants......$      -           $     -         $      -           $     -
         Common shares repurchased with proceeds.....       -                 -                -                 -
         Common shares issued from exercise of
              warrants (C)...........................       -                 -                -                 -
     Convertible notes payable:
         Face value of notes which would be converted
              based on average market value of common
              stock during the period................$ 1,624,000        $2,470,000      $ 1,624,000        $2,470,000
         Common shares issued upon conversion (D)....    443,139           271,239          386,567           182,870
                                                     ===========        ==========      ===========        ==========
         Interest expense reduction, net of income
              taxes, associated with notes which are
              converted..............................$    34,098        $   25,700      $   136,390        $   36,017
                                                     ===========        ==========      ===========        ==========
     Diluted weighted average common shares
         outstanding  (A + B + C + D)................ 10,261,010         8,753,122       10,099,639         8,265,520
                                                     ===========        ==========      ===========        ==========

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

        We also operate corporate transportation services ("Transportation") companies in the United States. We provide corporate town car, limousine, livery, bus and courier services to corporate customers in the tri-state New York metropolitan, Cincinnati, Dearborn, and Dallas/Fort Worth markets.

ACQUISITIONS

        Our results of operations and the comparability of our results of operations from period to period have been significantly affected by businesses acquired in each period. From 1991 through the date of this report, we completed 40 acquisitions: 24 Business Products distribution companies and 16 Transportation companies.

        In the three-month period ended September 30, 1999, the Company completed the acquisition of two Business Products companies located in North Carolina and one Transportation company with aggregate annual revenues of $10.6 million. Such acquisitions were paid for with $1.3 million in cash, financed by the Company's working capital and its revolving line of credit, $3.1 million in mandatory redeemable convertible preferred stock and $1.1 million in assumed debt and deal costs.

        In the three-month period ended December 31, 1998, the Company acquired one Transportation company located in North Arlington, New Jersey, which provides executive limousine and town car service to the tri-state New York metropolitan area with annual revenues of $14.0 million. This acquisition was paid for with $3.4 million in cash, financed by the Company's revolving line of credit, $3.0 million in fair market value of 336,000 shares of Class A common stock, and $2.6 million in assumed debt.

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

RESULTS OF OPERATIONS

        The following table sets forth various items from operations as a percentage of revenues for the three-month and six-month periods ended December 31, 1999 and 1998.

                                                                               Three months ended     Six months ended
                                                                                   December 31,          December 31,
                                                                              1999       1998       1999       1998
                                                                              ----       ----       ----       ----
Revenue:
     Business Products............................................          82.3%      84.4%      81.3%      86.3%
     Transportation...............................................          17.7%      15.6%      18.7%      13.7%
                                                                          -------    -------    -------    -------
                                                                           100.0%     100.0%     100.0%     100.0%
                                                                          -------    -------    -------    -------
Costs and operating expenses:
     Cost of goods sold...........................................          66.4%      66.9%      65.6%      66.5%
     Sales commissions............................................          11.0%      10.9%      11.1%      11.5%
     Selling, general and administrative..........................          14.0%      14.9%      14.3%      15.3%
     Depreciation and amortization................................           2.7%       2.0%       3.0%       1.9%
                                                                          -------    -------    -------    -------
                                                                            94.1%      94.7%      94.0%      95.2%
                                                                          -------    -------    -------    -------
Operating income..................................................           5.9%       5.3%       6.0%       4.8%
Interest expense..................................................           2.1%       1.7%       2.4%       1.5%
                                                                          -------    -------    -------    -------
Income before income taxes........................................           3.8%       3.6%       3.6%       3.3%
Income tax provision..............................................           1.7%       1.7%       1.6%       1.6%
                                                                          -------    -------    -------    -------
Net income........................................................           2.1%       1.9%       2.0%       1.7%
                                                                          =======    =======    =======    =======

         FISCAL YEAR END AND QUARTERLY REPORTING PERIODS

         The Company maintains a June 30 fiscal year end and ends its quarterly reporting periods on September 30, December 31, and March 31, respectively. For purposes of the Company's current report on Form 10-Q, references to 1999 and 1998 are meant to be the three-month and six-month reporting periods ended December 31, 1999 and 1998, respectively. References to fiscal years 2000 and 1999 are for the fiscal year ending June 30, 2000 and the fiscal year ended June 30, 1999, respectively.

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

        REVENUE for 1999 amounted to $44.8 million, a slight 0.1% decrease from 1998. Business Products revenue decreased by $0.9 million, or 2.6%, from $37.8 million in 1998 to $36.9 million in 1999. During the second quarter of fiscal year 2000, Business Products revenue increased from internal growth by $1.1 million or 3.3%. In addition, Business Products revenue increased by $2.8 million due to the effect of one company acquired during the first quarter of fiscal year 2000. The Business Products internal growth rate excludes the effect of $4.9 million of lost revenue from MBF Corporation. Transportation revenue in 1999 increased by $0.9 million, or 13.3%, from $7.0 million in 1998 to $7.9 million in 1999. Revenues from companies acquired since January 1, 1999 generated $2.2 million of the increase. Revenue from existing operations declined by $1.3 million due in part to the non-renewal of the Ford bus service contract after June 30, 1999 and in part to lower volume of town car and limousine rides by the division's operations in the tri-state New York metropolitan market.

        COST OF GOODS SOLD during 1999 decreased by $0.2 million, or 0.8%, from $30.0 million to $29.8 million. Cost of goods sold for Business Products during 1999 decreased by $1.1 million, or 4.3%, from $25.9 million in 1998 to $24.8 million in 1999. In dollar amounts, such change was due to the effects of the companies acquired - $1.9 million, the effect of the lost cost of goods sold from MBF - $3.3 million and internal growth of the Company - $0.3 million. As a percentage of revenue, cost of goods sold improved from 68.4% in 1998 to 67.2% in 1999 due primarily to the effects of changes in product mix and vendor pricing for the existing operations of the Company that contributed 1.4% of the change. The effect of cost of goods sold from companies acquired was offset by the effect of the lost cost of goods sold from MBF. Cost of goods sold for Transportation increased by $0.9 million, or 21.4%, from $4.1 million in 1998 to $5.0 million in 1999. Cost of goods sold for companies acquired since January 1, 1999 contributed $1.3 million to this increase. Cost of goods sold for existing operations declined by $0.4 million due to cost reduction and control efforts. As a percentage of revenue, cost of goods sold for Transportation amounted to 63.0% in 1999 versus 58.8% during 1998. This increase is primarily due to higher fuel and labor costs during 1999.

        SALES COMMISSIONS for 1999 remained relatively flat from 1998 to 1999 at $4.9 million. As a percentage of revenue, sales commissions increased slightly from 10.9% in 1998 to 11.0% in 1999. Sales commissions for Business Products increased from 12.9% to 13.3% of Business Products revenue due primarily to the higher dollar amount of commissions paid to existing salespersons due to improved gross profit levels.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE for 1999 decreased by $0.4 million, or 6.2%, from $6.7 million in 1998 to $6.3 million in 1999. As a percentage of revenue, such expense decreased from 14.9% in 1998 to 14.0% in 1999. The Company reduced its selling, general and administrative expense from existing operations by $0.6 million due to integration and cost control efforts. Increased selling, general and administrative expenses of $0.9 million from companies acquired were offset by $0.7 million of expenses from MBF that did not recur.

        DEPRECIATION AND AMORTIZATION EXPENSE increased $0.3 million in 1999 from $0.9 million in 1998 to $1.2 million in 1999 due largely to the size and timing of the companies acquired since October 1, 1998.

        INTEREST EXPENSE increased by $0.2 million or 30.1% during 1999, from $0.7 million in 1998 to $0.9 million in 1999 principally due to additional debt incurred by us in fiscal years 1999 and 2000 to finance our business acquisitions and changes in working capital.

        INCOME TAXES are provided for at a 45.0% effective rate in 1999 versus a 48.0% effective rate in 1998. The change in the effective income tax rate is primarily due to the results of integration efforts as various subsidiaries have been merged.

        NET INCOME increased by $0.1 million, or 8.9% in 1999, from $0.8 million in 1998 to $0.9 million in 1999 due to the improved operating results described and partially offset by increased amortization and interest expense. Diluted earnings per share from continuing operations decreased $0.01, or 10%, from $0.10 in 1998 to $0.09 in 1999 due to the 17.2% increase in the number of diluted weighted average shares outstanding.

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1998

        REVENUE for 1999 increased by $6.5 million, or 8.2%, from $79.7 million in 1998 to $86.2 million in 1999. Business Products revenue in 1999 increased by $1.3 million, or 1.9%, from $68.8 million in 1998 to $70.1 million in 1999. During the first six months of fiscal year 2000, Business Products revenue increased from internal growth by $2.5 million or 4.3%. In addition, revenue increased by $8.6 million due to the effect of two companies acquired during the first quarter of fiscal year 2000 and four companies acquired during the first quarter of fiscal year 1999. The internal growth rate excludes the effect of $9.8 million of lost revenue from MBF Corporation. Transportation revenue in 1999 increased by $5.2 million, or 48.1%, from $10.9 million in 1998 to $16.1 million in 1999. Revenue from companies acquired since July 1, 1998 accounted for $4.4 million of the increase. Existing operations grew by 7.2% or $0.8 million in 1999 as compared to 1998.

        COST OF GOODS SOLD for 1999 increased by $3.5 million, or 6.7%, from $53.0 million in 1998 to $56.5 million in 1999. Cost of goods sold for Business Products for 1999 increased by $0.3 million, or 0.6%, from $46.6 million in 1998 to $46.9 million in 1999. In dollar amounts, such change was due to the effects of the companies acquired - $5.8 million, the effect of the lost cost of goods sold from MBF - $6.6 million and internal growth of the Company -$1.1 million. As a percentage of revenue, cost of goods sold improved from 67.7% in 1998 to 66.9% in 1999 due primarily to the effects of changes in product mix and vendor pricing for the existing operations of the Company that contributed 1.1% of the change. The effect of cost of goods sold from companies acquired was offset by the effect of the lost cost of goods sold from MBF. Cost of goods sold in 1999 for Transportation increased by $3.3 million, or 51.0%, from $6.4 million in 1998 to $9.7 million in 1999. Companies acquired since July 1, 1998 accounted for $2.5 million of this increase while the cost of goods sold from existing operations increased by $0.8 million due to increases in the volume of rides. As a percentage of revenue, cost of goods sold for Transportation in 1999 amounted to 60.1% as compared to 59.0% in 1998. This increase is due primarily to increases in fuel and labor costs during 1999.

        SALES COMMISSIONS for 1999 increased by $0.4 million, or 4.6%, from $9.2 million in 1998 to $9.6 million in 1999. As a percentage of revenue, sales commissions decreased slightly from 11.5% in 1998 to 11.1% in 1999. The overall percentage decrease is due to the proportionately higher level of Transportation revenue to consolidated revenue. As a percentage of Business Products revenue, sales commissions for the Business Products Division increased from 13.3% in 1998 to 13.6% in 1999 due primarily to the higher dollar amount of commissions paid to existing salespersons due to improved gross profit levels.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE increased by $0.1 million, or 1.3%, in 1999 from $12.2 million in 1998 to $12.3 million in 1999. Increased selling, general and administrative expenses of $2.0 million from companies acquired were offset by $1.5 million of expenses from MBF that did not recur. As a percentage of revenue, selling, general and administrative expenses have decreased from 15.3% in 1998 to 14.3% in 1999. This percentage decrease reflects the results of the Company's continued integration and cost control efforts.

        DEPRECIATION AND AMORTIZATION EXPENSE increased $1.1 million in 1999 from $1.5 million in 1998 to $2.6 million in 1999 due largely to the size and timing of the companies acquired since July 1, 1998.

        INTEREST EXPENSE increased by $0.9 million or 72.9% during 1999, from $1.2 million in 1998 to $2.1 million in 1999 principally due to additional debt incurred by us in fiscal years 1999 and 2000 to finance our business acquisitions.

        INCOME TAXES are provided for at a 45.0% effective rate in 1999 versus a 48.0% effective rate in 1998. The change in the effective income tax rate is primarily due to the results of integration efforts as various subsidiaries have been merged.

        NET INCOME increased by $0.4 million, or 26.1% in 1999, from $1.3 million in 1998 to $1.7 million in 1999 due to the improved operating results described and partially offset by increased amortization and interest expense. Diluted earnings per share from continuing operations increased $0.01 from $0.17 in 1998 to $0.18 in 1999 as the increase in net income, when combined with the interest savings from the assumed conversion of notes payable, offsets the increase in the number of diluted weighted average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         NET CASH FLOWS FROM OPERATING ACTIVITIES. In the first six months of fiscal year 2000, the Company used $4.9 million of cash for operating needs as compared to cash provided of $2.3 million in the first three months of fiscal year 1999. This change is primarily due to an increase in working capital at December 31, 1999 as compared to December 31, 1998. Such increase is primarily the result of increases in trade accounts receivable of $3.0 million due to increased revenue and a reduction in accrued expenses of $5.0 million due to payments of liabilities of companies acquired since July 1, 1998. During the first six months of fiscal year 1999, the Company generated $2.3 million from operating activities due primarily to the results of operations and to a reduction in its working capital investment.

         NET CASH FLOWS FROM INVESTING ACTIVITIES. During the first six months of fiscal year 2000, Precept used $4.3 million in cash for investing activities as compared to a use of $8.4 million for investing activities in the first six months of fiscal year 1999. During 2000, the Company acquired four Business Products distribution companies and one Transportation company using $1.5 million. In addition, the Company used $2.6 million in cash as consideration for contingent obligations relating to businesses previously acquired, primarily payments to settle future earnout obligations. The Company also acquired $0.2 million of equipment, net of disposals, primarily vehicles for Transportation. During the first six months of 1999, the Company acquired four Business Products distribution businesses and one Transportation company for $9.2 million in cash and acquired $0.3 million of equipment. In addition, the Company sold its net assets from discontinued operations for $1.1 million.

         NET CASH FLOWS FROM FINANCING ACTIVITIES. In the first six months of fiscal year 2000, $9.6 million of cash was generated by financing activities as compared to $6.6 million of cash generated by financing activities in the first six months of fiscal year 1999. During the first six months of 2000, Precept increased its outstanding revolving line of credit balance by approximately $9.9 million, primarily to finance acquisitions, service existing debt and provide cash to fund operating cash flow needs. In addition, the Company paid $0.2 million for preferred stock redemption and dividends and $0.1 million for net payments on its other long-term debt. During the first six months of 1999, the Company decreased its long-term debt and capital lease obligations by $1.2 million and increased its outstanding revolving line of credit balance by $7.8 million to fund acquisitions.

         During the quarter ended December 31, 1999, the Company's banking group increased the amount available under the Company's line of credit by $1.3 million to a total amount available of $41.3 million. In addition, the maximum amount of debt allowed under the credit agreement was modified to be no higher than three and a half times the trailing twelve months pro forma EBITDA (earnings before interest expense, income taxes, depreciation and amortization).

         Management believes that the current levels of operations and the cash flow from such operations and the amount available for borrowing under the existing revolving line of credit agreement of $0.7 million at February 11, 2000 will be adequate for fiscal year 2000 to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures of approximately $1.5 million for the remainder of fiscal year 2000, and to meet working capital needs.

OTHER

         INFLATION

         Certain of Precept's Business Products offerings, particularly paper products, have been and are expected to continue to be subject to significant price fluctuations due to inflationary and other market conditions. In the last five to ten years, the prices for commodity grades of paper have shown considerable volatility. Precept generally is able to pass such increased costs on to its customers through price increases, although it may not be able to adjust its prices immediately. Significant increases in paper and other costs in the future could materially affect Precept's profitability if these costs cannot be passed on to customers. In addition, Precept Transportation division's operating results may be affected by increases in the prices of fuel if the division is not able to pass along such increases to its customers on a timely basis. In general, Precept does not believe that inflation has had a material effect on its results of operations in recent years. However, there can be no assurance that Precept's business will not be affected by inflation, the price of paper or the price of fuel in the future.

         IMPACT OF YEAR 2000

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a results of these planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting form Year 2000 issues, either with its services and products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE FOR MARKET RISK

        The principal market risk (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rates on its debt. At February 11, 2000, we had $40.6 million of debt outstanding under our revolving line of credit which provides for interest to be charged at the prime rate or at a LIBOR rate plus a margin of 2.75%. Based on that level of outstanding revolving line of credit, a 1.0% change in interest rate would result in a $0.4 million annual change in interest expense. The remainder of our debt is at fixed interest rates that are not subject to changes in interest rates. We do not own nor are we obligated for other significant debt or equity securities that would be affected by fluctuations in market risk. The Company does not hold or issue derivative financial instruments for speculation or trading purposes.

PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         There have been no significant changes to ongoing litigation matters during the quarter ended December 31, 1999.

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

         As of December 31, 1999, there were no changes in securities and use of proceeds.

ITEM 3   DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

         As of December 31, 1999, the Company was not in default of any of its debt or equity securities.

ITEM 4   RESULTS OF VOTES OF HOLDERS

         The Company's annual shareholder meeting was held in Dallas, Texas on November 3, 1999. At such meeting, the following proposals were voted upon and approved by the Company's shareholders. The Class B shareholder voted all 592,142 shares in favor of all four proposals.

                                                                            Class A and B Common Shares Voted
Proposal      Description                                                   ---------------------------------
--------      -----------                                                                                 Broker Non-
                                                                                                       Votes/Withheld/
                                                                           For           Against          Abstained
                                                                       ----------        --------      ---------------
1.            Election of the following directors:
                       Robert N. Bazinet                               10,044,490                             11,986
                       J.D. Greco                                       9,867,442                            189,034
                       Peter H. Trembath                               10,038,658                             17,818
2.            Amendments to the Company's 1998 Stock Incentive
                       Plan.                                            7,842,820         193,506          2,020,150
3.                     Ratification of Ernst & Young LLP as
                       independent auditors for the fiscal year
                       ending June 30, 2000.                           10,043,466           5,105              7,905

ITEM 5   OTHER INFORMATION

         There is no other significant information that the Company believes should be disclosed in this report other than the information that is presented herein and by exhibit.

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

ITEM 6(a)         EXHIBITS

EXHIBIT NO.       DESCRIPTION

27.1              Financial Data Schedule (1)

(1)      Included as an exhibit to this report.

ITEM 6(b) REPORTS ON FORM 8-K FILED DURING THE PERIOD FROM OCTOBER 1, 1999 THROUGH FEBRUARY 14, 2000

         The Company has not filed any reports on Form 8-K for the period from October 1, 1999 through February 14, 2000.

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of February 14, 2000.

PRECEPT BUSINESS SERVICES, INC.

/s/ William W. Solomon, Jr.
---------------------------
William W. Solomon, Jr.
Executive Vice President and Chief Financial Officer