Form 10-Q
period 2000-03-31
PRECEPT BUSINESS SERVICES INC
filed 2000-05-19
CIK 1051285

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED MARCH 31, 2000

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No



As of May 12, 2000, there were 10,191,925 outstanding shares of Class A Common Stock and 592,142 outstanding shares of Class B Common Stock.




================================================================================


                         PRECEPT BUSINESS SERVICES, INC.

                               INDEX TO FORM 10-Q

DESCRIPTION                                                                                    PAGE
-----------                                                                                    ----
PART I            FINANCIAL INFORMATION

Item 1            Condensed Consolidated Balance Sheets as of
                      March 31, 2000 and June 30, 1999..................................        3
                  Condensed Consolidated Statements of Operations
                      for the three-month and nine-month periods ended
                      March 31, 2000 and 1999...........................................        4
                  Condensed Consolidated Statements of Cash Flows for the
                      nine-month periods ended March 31, 2000 and 1999..................        5
                  Condensed Consolidated Statements of Changes in
                      Shareholders' Equity for the nine-month periods
                      ended March 31, 2000 and 1999.....................................        6
                  Notes to Condensed Consolidated Financial Statements..................        7

Item 2            Management's discussion and analysis of financial
                      condition and results of operations...............................       14

Item 3            Quantitative and Qualitative Disclosure for Market Risk...............       22

PART II           OTHER INFORMATION

Item 1            Legal Proceedings.....................................................       22

Item 2            Changes in Securities and Use of Proceeds.............................       22

Item 3            Defaults Upon Senior Securities.......................................       23

Item 4            Submission of Matters to a Vote of Security Holders...................       23

Item 6            Exhibits and Reports on Form 8-K......................................       23

                  Signature.............................................................       23

PART I - FINANCIAL INFORMATION - ITEM 1

                         PRECEPT BUSINESS SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands, except per share amounts)


                                                                                  March 31,          June 30
                                                                                    2000               1999
                                                                               ------------        ------------
                                      ASSETS                                    (Unaudited)
Current assets:
   Cash and cash equivalents ..............................................    $       --          $       --
   Trade accounts receivable, net .........................................          19,999              17,071
   Accounts receivable from affiliates ....................................             929               1,054
   Inventory ..............................................................           7,595               4,782
   Other current assets ...................................................           2,705               1,335
   Deferred income taxes and income taxes receivable ......................           4,012               1,734
   Net assets of discontinued operations ..................................          20,699              30,546
                                                                               ------------        ------------
       Total current assets ...............................................          55,939              56,522

Property and equipment, net ...............................................           2,781               2,518
Intangible assets, net ....................................................          19,734              16,854
Deferred income taxes .....................................................           1,010               1,010
Other assets ..............................................................              20                 613
                                                                               ------------        ------------
       Total assets .......................................................    $     79,484        $     77,517
                                                                               ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable .................................................    $     14,042        $      7,985
   Accrued expenses .......................................................           2,219               3,007
   Accrued compensation ...................................................           2,286               1,705
   Current portion of long-term debt ......................................           1,383               1,364
                                                                               ------------        ------------
       Total current liabilities ..........................................          19,930              14,061

Long-term debt ............................................................          43,726              34,334
Mandatory redeemable convertible preferred stock ..........................           2,592                 194
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $1.00 par value; 3,000 authorized shares,
       none issued ........................................................            --                  --
   Class A Common Stock, $0.01 par value; 100,000 shares authorized and 9,748 and 8,877 shares issued
       in 2000 and 1999, respectively .....................................              97                  89
   Class B Common Stock, $0.01 par value; 10,500 shares authorized
       and 592 shares issued ..............................................               6                   6
   Additional paid-in capital .............................................          39,757              39,717
   Retained earnings (accumulated deficit) ................................         (25,413)             (9,673)
                                                                               ------------        ------------
                                                                                     14,447              30,139
   Class A treasury stock - 149 shares ....................................          (1,211)             (1,211)
                                                                               ------------        ------------
       Total shareholders' equity .........................................          13,236              28,928
                                                                               ------------        ------------
           Total liabilities and shareholders' equity .....................    $     79,484        $     77,517
                                                                               ============        ============

     See accompanying notes to condensed consolidated financial statements.

                         PRECEPT BUSINESS SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)


                                                   Three months                 Nine months
                                                      Ended                        Ended
                                                     March 31,                   March 31,
                                                  2000          1999        2000          1999
                                                ---------    ---------    ---------    ---------
                                                                   (Unaudited)
CONTINUING OPERATIONS
Revenue - Business Products .................   $  36,728    $  35,096    $ 106,815    $ 103,874
Costs and expenses:
   Cost of goods sold .......................      24,844       23,424       71,701       70,010
   Sales commissions ........................       5,195        4,881       14,712       14,005
   Selling, general and administrative ......       5,919        6,051       15,839       16,551
   Goodwill write-down and
       other non-recurring charges ..........        -           6,727         -           6,727
   Depreciation and amortization ............         599          363        1,612        1,019
                                                ---------    ---------    ---------    ---------
                                                   36,557       41,446      103,864      108,312
                                                ---------    ---------    ---------    ---------
Operating income (loss) .....................         171       (6,350)       2,951       (4,438)
Interest expense ............................         552          201        2,322        1,148
                                                ---------    ---------    ---------    ---------
Income (loss) before income taxes ...........        (381)      (6,551)         629       (5,586)
Income tax provision (benefit) ..............        (171)      (3,038)         284       (2,526)
                                                ---------    ---------    ---------    ---------
Net income (loss) from continuing operations         (210)      (3,513)         345       (3,060)

DISCONTINUED OPERATIONS
Net income (loss) from discontinued
   operations, net of income tax provision
   (benefit) ................................        (588)      (6,886)         546       (6,000)
Net loss from sale of discontinued operations     (16,500)        -         (16,500)        -
                                                ---------    ---------    ---------    ---------
Net loss from discontinued operations .......     (17,088)      (6,886)     (15,954)      (6,000)
                                                ---------    ---------    ---------    ---------
Net income (loss) ...........................   $ (17,298)   $ (10,399)   $ (15,609)   $  (9,060)
                                                =========    =========    =========    =========
Basic net income (loss) per share:
   Continuing operations ....................   $   (0.02)   $   (0.41)   $    0.04    $   (0.37)
   Discontinued operations ..................       (1.68)       (0.81)       (1.62)       (0.73)
                                                ---------    ---------    ---------    ---------
   Net income (loss) per share ..............   $   (1.70)   $   (1.22)   $   (1.58)   $   (1.10)
                                                =========    =========    =========    =========
   Weighted average shares outstanding ......      10,153        8,512        9,859        8,208

Diluted net income (loss) per share:
   Continuing operations ....................   $   (0.02)   $   (0.41)   $    0.04    $   (0.37)
   Discontinued operations ..................       (1.68)       (0.81)       (1.55)       (0.73)
                                                ---------    ---------    ---------    ---------
   Net income (loss) per share ..............   $   (1.70)   $   (1.22)   $   (1.51)   $   (1.10)
                                                =========    =========    =========    =========
   Weighted average shares outstanding ......      10,153        8,512       10,325        8,208

     See accompanying notes to condensed consolidated financial statements.

                         PRECEPT BUSINESS SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                                                                          Nine Months Ended March 31,
                                                                                          ---------------------------
                                                                                            2000               1999
                                                                                          --------           --------
                                                                                                  (Unaudited)
Continuing operations:
   Cash flows from operating activities: ............................................     $  5,433           $  9,073

   Cash flows provided by (used in) investing activities:
       Acquisitions of businesses, including earnout payments .......................       (5,798)            (8,851)
       Acquisition of property and equipment, net ...................................         (106)              (325)
       Sale of assets of discontinued operations ....................................         -                 1,115
                                                                                          --------           --------
           Net cash used in investing activities ....................................       (5,904)            (8,061)
                                                                                          --------           --------
   Cash flows provided by (used in) financing activities:
       Payments on long-term debt and other long-term liabilities, net ..............       (1,149)            (1,034)
       Preferred stock redemption and dividend payments .............................         (809)              -
       Borrowings (repayments) on revolving line of credit, net .....................        9,566              8,535
                                                                                          --------           --------
           Net cash provided by financing activities ................................        7,608              7,501
                                                                                          --------           --------

   Net change in cash and cash equivalents - continuing operations ..................        7,137              8,513

Discontinued operations:
   Cash flows used in operating activities ..........................................         (145)            (2,156)
   Cash flows used in investing activities - primarily acquisitions of businesses ...       (4,982)            (7,181)

   Cash flows used financing activities - net repayments of debt ....................       (2,010)              (957)
                                                                                          --------           --------
   Net change in cash and cash equivalents - discontinued operations ................       (7,137)           (10,294)
                                                                                          --------           --------

Net change in cash and cash equivalents .............................................         -                (1,781)

Cash and cash equivalents at beginning of period ....................................         -                 2,291
                                                                                          --------           --------
Cash and cash equivalents at end of period ..........................................     $   -              $    510
                                                                                          ========           ========
Supplemental disclosure:
   Cash paid for:
       Interest .....................................................................     $  3,439           $  1,420
       Income taxes .................................................................     $    651           $    213

      See accompanying notes to condensed consolidated financial statements

                         PRECEPT BUSINESS SERVICES, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Amounts in thousands)


                                                                             RETAINED
                                CLASS A      CLASS B       ADDITIONAL        EARNINGS                         TOTAL
                                COMMON       COMMON         PAID-IN        (ACCUMULATED                   SHAREHOLDERS'
                                 STOCK        STOCK         CAPITAL          DEFICIT)         OTHER           EQUITY
                               ---------    ---------     ------------   ----------------  ----------   ----------------
                                                                  (Unaudited)
Balance, June 30, 1998 .....   $      69    $       6     $     23,515   $       (1,396)   $    (192)   $      22,002

Issuance of shares to
   acquire businesses ......          11           -            12,533             -             -             12,544
Exercise of stock options ..          -            -                20             -             (20)            -
Repurchase of Class A
common shares ..............                       -                                            (999)            (999)
Conversion of seller notes .          -            -               383             -                              383
Net loss ...................          -            -              -              (9,060)         -             (9,060)
                               ---------    ---------     ------------   ----------------  ----------   ----------------

Balance, March 31, 1999 ....   $      80    $       6     $     36,451   $      (10,456)   $  (1,211)   $      24,870
                               =========    =========     ============   ================  ==========   ================




Balance, June 30, 1999 .....   $      89    $       6     $     39,717   $       (9,673)   $  (1,211)   $      28,928

Issuance of shares to
   acquire businesses and
   conversion of seller
   note payable ............           8           -                40             -             -                 48
Dividends on preferred
   stock ...................          -            -              -                (131)         -               (131)
Net loss ...................          -            -              -             (15,609)         -            (15,609)
                               ---------    ---------     ------------   ----------------  ----------   ----------------


Balance, March 31, 2000 ....   $      97    $       6     $     39,757   $      (25,413)   $  (1,211)   $      13,236
                               =========    =========     ============   ================  ==========   ================

     See accompanying notes to condensed consolidated financial statements.

                         PRECEPT BUSINESS SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


1.       BUSINESS

         Precept Business Services, Inc. and its subsidiaries ("Precept" or the "Company") primarily engage in business products distribution management and services. The Business Products Division arranges for the manufacture, storage, and distribution of business forms, computer supplies, advertising information and other related business products for medium- to large-sized corporate customers. Precept operates from offices throughout the United States.

         DISCONTINUED OPERATIONS - TRANSPORTATION SERVICES DIVISION

         The Transportation Services Division provides chauffeured corporate transportation, livery and courier services from locations in the tri-state New York metropolitan area and in the states of Texas, Michigan, Kentucky and Ohio. During the quarter ended March 31, 2000, our Board of Directors approved a plan to sell the Transportation Division, and we signed a revised letter of intent to sell substantially all the assets and liabilities of the Transportation Division to a company funded by a group of investors, led by Holding Capital Group and certain members of the Transportation Division's executive management. The sale of the Transportation Division, which is subject to a number of conditions including the execution of a definitive purchase agreement, is expected to be completed by the end of September 2000. The revised letter of intent contemplates the Transportation Division is to be sold for five times the annual pro forma free cash flow of the division and for an earnout based on future earnings of the new company. Free cash flow would be defined as the earnings before interest, income taxes, depreciation and amortization less the annual debt service for the division. Under the foregoing, the purchase price for the Transportation Division would be approximately $20.0 million. In addition, the new company would assume the debt of the Transportation Division.

         PUBLICLY TRADED COMPANY

         Our Class A common stock trades under the Nasdaq symbol "PBSI".

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

         FISCAL YEAR END AND QUARTERLY REPORTING PERIODS

         We maintain a June 30 fiscal year end and report our quarterly operating results for the periods that end on September 30, December 31, and March 31, respectively. For purposes of the Company's current report on Form 10-Q, references to 2000 and 1999 are meant to be the three-month and nine-month reporting periods ended March 31, 2000 and 1999, respectively. References to fiscal years 2000 and 1999 are meant to be for the fiscal year ending June 30, 2000 and the fiscal year ended June 30, 1999, respectively.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Significant accounting policies followed in the preparation of the consolidated financial statements are consistent with the accounting policies described in the Company's notes to consolidated financial statements included in the Company's Annual Report to Shareholders and Form 10-K for the fiscal year ended June 30, 1999.

                         PRECEPT BUSINESS SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


         INTERIM FINANCIAL INFORMATION

         The accompanying interim financial statements and information are unaudited. We have omitted or condensed certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, although we believe that the disclosures included herein are adequate to make the information presented not misleading. You should read these interim financial statements in conjunction with the Company's consolidated financial statements for the year ended June 30, 1999. We have included in the interim financial statements all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, its results of operations and its cash flows. We do not believe that the operating results for any particular interim period are necessarily indicative of the operating results for a full fiscal year.

         We derived the financial information for the year ended June 30, 1999 from our audited financial statements for the same year that are included in the Company's Annual Report to Shareholders and Form 10-K for fiscal year 1999.

         DISCONTINUED OPERATIONS

         We reported the historical operating results for the Transportation Division as "Discontinued operations" on the accompanying condensed consolidated statements of operations for all periods presented. We have aggregated and separately identified the Transportation Division's related assets and liabilities on the condensed consolidated balance sheets as "Net assets of discontinued operations." We also separated the cash flow from discontinued operations on the condensed consolidated statements of cash flows. We have recognized the net income (loss) from these operations during the three and nine-month periods ended March 31, 2000 in the statement of operations. Based on the current letter of intent between the Company and Holding Capital Group, Inc., we have recorded an estimated loss on the sale of the Transportation Division.

         The loss on the sale of the discontinued operations does not include the expected future net income or loss expected to be generated by the Transportation Division. Since we are endeavoring to sell the Transportation Division within the next six months, we do not expect that the amount of such net income would have a material effect on the size of the net loss from discontinued operations. As a result, the expected future net income of the Transportation Division is not included in the net loss from discontinued operations.

         We did not include a provision for tax benefit in the loss on the sale of the discontinued operations. We expect that the majority of the loss from the sale of the Transportation Division will not be able to be deducted for tax purposes. We estimate that the tax basis of the Transportation Division will be close to the amount of the taxable sales price for the division. If there is a taxable loss, the future tax benefit of such loss will be evaluated at the time of the completion of the sale. If there is a taxable gain, we expect that the Company's tax net operating loss carryforward amounts will be used to offset the taxable gain.

         We have included in the net income (loss) from the Transportation Division an allocation of our interest expense on the outstanding debt under our Credit Agreement. We based the allocation of this interest expense on the operating results of the Transportation Division, on its capital expenditures, on its contribution towards corporate expenses and on its changes in working capital. We did not allocate any corporate selling, general and administrative expenses to the net income (loss) from the Transportation Division.

3.       ACQUISITIONS

         During the first quarter of fiscal year 2000 we acquired two business products distribution companies with combined annual revenues of $10.2 million. We accounted for these acquisitions using the purchase method of accounting. For each of these purchase acquisitions, we allocated the aggregate

                         PRECEPT BUSINESS SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


acquisition cost to the net assets acquired based on the fair market value of such net assets. We have included the operating results of such companies in our historical results of operations for all periods following the acquisition. The aggregate acquisition cost for such purchased businesses amounted to $5.0 million and consisted of $1.0 million in cash, funded by the Company's revolving line of credit, $3.0 million in redemption value of mandatory redeemable convertible preferred stock and $1.0 million in assumed debt and deal costs.

         During the first quarter of fiscal year 1999, we acquired four business products distribution companies with combined annual revenues of $34.3 million. We accounted for these acquisitions using the purchase method of accounting. For each of these purchase acquisitions, we allocated the aggregate acquisition cost to the net assets acquired based on the fair market value of such net assets. We included the operating results of such companies in our historical results of operations for all periods following the acquisitions. The aggregate acquisition cost for such purchased businesses amounted to $18.6 million and consisted of $5.7 million in cash, funded by working capital and the Company's revolving line of credit, 0.7 million shares of Class A common stock with an aggregate fair market value of $9.6 million, and $3.3 million in seller notes, assumed debt and deal costs.



                                                                            Nine months ended
                                                                                March 31,
                                                                        ------------------------
                                                                           2000          1999
                                                                        ----------    ----------
Purchase consideration:
     Cash paid.....................................................     $    1,000    $    5,736
     Amounts due sellers of acquired businesses....................          -             1,380
     Common stock and mandatory preferred stock issued.............          3,000         9,604
     Liabilities assumed...........................................            900         1,777
     Other.........................................................             75           107
                                                                        ----------    ----------
Fair value of net assets acquired..................................     $    4,975    $   18,604
                                                                        ==========    ==========





                                                                            Nine months ended
                                                                                March 31,
                                                                        ------------------------
                                                                           2000          1999
                                                                        ----------    ----------
Allocation of fair value of net assets acquired:
     Goodwill and intangible assets................................     $    3,474    $   13,323
     Accounts receivable...........................................          1,237         3,704
     Inventory and other, net......................................            264         1,577
                                                                        ----------    ----------
                                                                        $    4,975    $   18,604
                                                                        ==========    ==========



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



                                             Nine months ended                Three months ended
                                                  March 31,                        March 31,
                                        ---------------------------       --------------------------
                                            1999            2000              1999            2000
                                        -----------     -----------       ----------      ----------
Total revenues .......................  $   111,427     $   121,196       $   36,728      $   38,984
Income (loss) before income taxes ....  $     1,461     $     2,009       $     (381)     $      311
Net income (loss).....................  $       760     $     1,045       $     (210)     $      162
Diluted net income (loss) per share...  $      0.07     $      0.12       $    (0.02)     $     0.02



                             PRECEPT BUSINESS SERVICES, INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     MARCH 31, 2000

         The following table presents the same information as the table above except that the information below includes the goodwill write-down and other non recurring charges recorded during the quarter ended March 31, 1999.


                                                          Nine months ended                    Three months ended
                                                              March 31,                             March 31,
                                                    ----------------------------            -------------------------
                                                       2000              1999                  2000            1999
                                                    ----------        ----------            ---------       ---------
Total revenues                                      $  111,427        $  121,196            $  36,728       $  38,984
Income (loss) before income taxes ....              $    1,461        $   (4,859)           $    (381)      $  (6,537)
Net income (loss).....................              $      760        $   (5,823)           $    (210)      $  (6,687)
Diluted net income (loss) per share...              $     0.07        $    (0.69)           $   (0.02)      $   (0.77)


4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                                March 31,          June 30,
                                              Estimated Lives                      2000              1999
                                              ---------------                  -----------       -----------
     Land                                                                      $         -       $         -
     Buildings                                15 to 40 years                           106               733
     Leasehold improvements                    1 to 10 years                         1,479             1,296
     Equipment and vehicles                    3 to 5 years                          5,484             4,416
     Capitalized leasehold rights              3 to 5 years                            440               440
                                                                               -----------       -----------
                                                                                     7,509             6,885
     Accumulated depreciation and amortization....................                   4,728             4,367
                                                                               -----------       -----------
                                                                               $     2,781       $     2,518
                                                                               ===========       ===========


5.       INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                                                March 31,          June 30,
                                                                                   2000              1999
                                                                               -----------       -----------
     Goodwill.....................................................             $    24,215       $    20,378
     Other........................................................                     570               570
                                                                               -----------       -----------
                                                                                    24,785            20,948
     Accumulated amortization.....................................                   5,051             4,094
                                                                               -----------       -----------
                                                                               $    19,734       $    16,854
                                                                               ===========       ===========


6.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                March 31,          June 30,
                                                                                   2000              1999
                                                                               -----------       -----------
     Revolving line of credit.....................................             $    40,666       $    31,100
     Convertible notes payable to sellers.........................                   1,123             3,285
     Mortgage and equipment notes payable.........................                   2,652               292
     Capitalized lease obligations................................                     194               777
     Other........................................................                     474               244
                                                                               -----------       -----------
                                                                                    45,109            36,698
     Less current portion due within one year.....................                   1,383             1,364
                                                                               -----------       -----------
     Long-term debt...............................................             $    43,726       $    34,334
                                                                               ===========       ===========


         In April 2000, our Credit Agreement with our banking group was amended to increase the amount available for borrowing to $42.3 million. To satisfy a lender condition to this amendment, the Company's Chairman and controlling shareholder guaranteed $2.3 million of bank debt, and we agreed to use our best

                             PRECEPT BUSINESS SERVICES, INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     MARCH 31, 2000

efforts to sell our Transportation Division or our Business Products Division with the proceeds to be applied to our bank debt. If we sell the Transportation Division for more than $17.5 million by October 24, 2000, the guaranty will be removed. If the Transportation Division is not sold by October 24, 2000, the banking group has the option to request the Company's Chairman to provide common stock of Affiliated Computer Services, Inc. as collateral for the guaranty. If such a request is made, then the Chairman has the right to request Precept to provide the requested collateral. Since all of Precept's assets are pledged as collateral to the banking group and other lenders, we would not be able to provide the collateral. In consideration of the personal guaranty provided by our Chairman, Precept has agreed to reimburse the Chairman for any amounts he may have to pay under the guaranty and, if he is required by the bank to collateralize the guaranty, Precept has agreed to deliver to him as a guaranty fee securities equal to what he would have received if the guaranteed amount had been invested in preferred stock and warrants on the same terms as the recent investment by the Shaar Fund described elsewhere in this report or, at his election, consideration of reasonably equivalent value.

         As part of the amendment to the Credit Agreement, the banking group changed the total debt to pro forma EBTIDA (earnings before interest, income taxes, depreciation and amortization) ratio to 3.53 to 1 for the measurement period ended December 31, 1999. The mandatory redeemable convertible preferred stock that was issued by the Company in April, July and September of calendar year 1999 will be included in the total debt amount for the ratio.

         As of March 31, 2000, we did not comply with three of the financial covenants in the Credit Agreement: specifically, the total debt to pro forma EBITDA, the historical EBITDA to interest and the net worth financial covenants. Our banking group has indicated in writing that they are willing to amend or waive the applicable covenants as of March 31, 2000. As a result of such written agreement, we have continued to present the outstanding debt under the Credit Agreement as long-term debt.

7.       PREFERRED STOCK

         In April 2000, we sold $2.0 million in convertible preferred stock to The Shaar Fund Ltd. and used the net proceeds to pay vendors. The preferred stock is convertible into Class A Common Stock at a rate of $2.75 or 85% of the market price of the Class A Common Stock, defined as the average of the five days closing price of the stock prior to the conversion. No conversion is permitted for the first five months. In addition, we may redeem the preferred stock at 120% of the face value during the first five months. We will pay a quarterly dividend of 8% of the face value in cash or Class A Common Stock. As part of the transaction, we issued warrants to purchase 125,000 shares of Class A Common Stock at an exercise price of $2.50 per share. We also provided registration rights to The Shaar Fund Ltd. for the shares of Class A Common Stock which may be issued upon conversion and for the dividends to be paid.

         In consideration of the personal guaranty provided by our Chairman, we have agreed to reimburse the Chairman for any amounts he may have to pay under the guaranty, and if he is required by the bank to collateralize the guaranty, Precept has agreed to deliver to him as a guaranty fee securities equal to what he would have received if the guaranteed amount had been invested in preferred stock and warrants on the same terms as the investment by the Shaar Fund described above or, at his election, consideration of reasonably equivalent value.

8.       MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK

         As part of its acquisition of two businesses during the first quarter of fiscal year 2000 and one acquisition during the third quarter of fiscal year 1999, the Company issued 3,200 shares of mandatory redeemable preferred stock in three series with an aggregate initial redemption value of $3,260,000. The preferred stock pays dividends at annual rates ranging from 6.0% to 9.0% on a monthly and quarterly basis. The preferred stock includes a mandatory redemption in the following annual amounts: $0.1 million for the remainder of fiscal year 2000; $0.3 million in 2001; $0.3 million in 2002; $1.8 million in 2003; and $0.1

                             PRECEPT BUSINESS SERVICES, INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     MARCH 31, 2000


million in 2004. The preferred stock is generally convertible at the option of the holder at a range of $8.00 to $30.00 for one share of Class A Common Stock.

         Dividends on the mandatory redeemable preferred stock of $0.1 million for fiscal year 2000 are not reflected on the face of the condensed consolidated statement of operations as the amount was not considered significant to the net loss for the three- and nine-month periods ended March 31, 2000.

9.       DISCONTINUED OPERATIONS

         The net assets for the discontinued operations of the Transportation Division as of March 31, 2000 and June 30, 1999 are shown below:

                                                                                March 31,          June 30,
                                                                                   2000              1999
                                                                               -----------       -----------
     Trade accounts receivable, net...............................             $     2,674       $     2,720
     Other current assets.........................................                   1,686             1,260
                                                                               -----------       -----------
     Total current assets.........................................                   4,360             3,980
     Property and equipment, net..................................                   7,945             8,491
     Intangible and other assets, primarily goodwill, net.........                  31,054            26,801
                                                                               -----------       -----------
     Total assets.................................................                  43,359            39,272
     Accounts payable, accrued expenses and
         other current liabilities................................                  (1,261)           (3,562)
     Current portion of long-term debt............................                  (2,521)           (2,554)
                                                                               -----------       -----------
     Total current liabilities....................................                  (3,782)           (6,116)
     Long-term debt...............................................                  (2,378)           (2,610)
     Loss on sale of discontinued operations......................                 (16,500)             -
                                                                               -----------       -----------
     Net assets of discontinued operations........................             $    20,699       $    30,546
                                                                               ===========       ===========

         The condensed results of operations for the discontinued operations of the Transportation Division are shown below for the three-month and the nine month periods ended March 31, 2000 and 1999.


                                                  Three months ended                   Nine months ended
                                                       March 31,                           March 31,
                                             ----------------------------        ---------------------------
                                                2000              1999             2000               1999
                                             ----------        ----------        ---------         ---------
Revenue.............................         $    7,502        $    7,115        $  23,609         $  17,992
Cost of goods sold..................              4,997             4,059           14,682            10,474
Other operating expenses............              1,821             8,639            4,335            10,374
Depreciation and amortization.......                811               570            2,377             1,441
Interest expense....................                932               463            1,222               709
Income (loss) before income tax
         provision (benefit)........             (1,059)           (6,616)             993            (5,006)
Net income (loss)...................               (588)           (6,886)             546            (6,000)


         The results of operations for the discontinued operations include an allocation of interest expense on the Company's debt outstanding under the Credit Agreement. The allocation is based on the amount of debt used by the Transportation Division for acquisitions, capital expenditures and working capital, offset by the cash flow generated from its operations.

         During the second quarter of fiscal year 1999, we acquired one corporate transportation services company located in North Arlington, New Jersey, which provides executive limousine and town car service to the tri-state New York metropolitan area and had annual revenues of $14.0 million. We accounted for this acquisition using the purchase method of accounting. We allocated the aggregate acquisition cost to the net assets acquired based on the fair market value of such net assets. We have included the operating results of this company in our historical results of operations for all periods following the acquisition. The

                             PRECEPT BUSINESS SERVICES, INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     MARCH 31, 2000


aggregate acquisition cost for this purchased business amounted to $9.0 million and consisted of $3.4 million in cash, funded by working capital and the Company's revolving line of credit, 0.3 million shares of Class A common stock with an aggregate fair market value of $2.9 million, and $4.4 million in assumed debt and transaction costs.

10.      WEIGHTED AVERAGE SHARES OUTSTANDING

         The following table provides information to reconcile the basic and diluted weighted average shares outstanding for the three-month and nine-month periods ended March 31, 2000 and 1999.


                                                                   Three months ended                  Nine months ended
                                                                        March 31,                           March 31,
                                                              ----------------------------        ---------------------------
                                                                 2000              1999             2000               1999
                                                              ----------        ----------        ---------         ---------
Basic weighted average shares outstanding:
   Common shares, Class A and Class B, outstanding
         at the beginning of the period..............              9,944             8,459            9,320             7,394
   Common shares repurchased.........................                  -               (79)               -               (79)
   Common shares issued upon exercise of options.....                  -                45                -                45
   Common shares issued upon conversion of note
         receivable..................................                 15                47               15                47
   Common shares used to acquire businesses during
         the period..................................                233               251              857             1,066
                                                              ----------        ----------        ---------         ---------
   Common shares, Class A and Class B, outstanding
         at the end of the period....................             10,192             8,723           10,192             8,473
                                                              ==========        ==========        =========         =========
   Weighted average number of common shares
         outstanding during the period based on the
         number of days outstanding (A)..............             10,153             8,512            9,859             8,208
                                                              ==========        ==========        =========         =========

Diluted weighted average shares outstanding:
   Common stock options:
      Number of outstanding options..................                                                 1,331
      Number of options which would be exercised
         based on average market value of common
         stock during the period.....................                                                   853
      Proceeds from exercise of options..............                                             $   3,119
      Common shares repurchased with proceeds........                                                   803
      Common shares issued from exercise of options,
         net (B).....................................                                                    50
                                                                                                  =========
      Warrants to purchase common stock:
      Number of warrants outstanding.................                                                    43
      Number of warrants which would be exercised
         based on average market value of common
         stock during the period.....................                                                     -
      Net proceeds from exercise of warrants.........                                             $       -
      Common shares repurchased with proceeds........                                                     -
      Common shares issued from exercise of warrants
         (C).........................................                                                     -
                                                                                                  =========
   Convertible notes payable:
      Face value of notes which would be converted
         based on average market value of common
         stock during the period.....................                                             $   1,614
      Interest expense savings, net of tax effect,
         on notes which would be converted...........                                             $      85
      Common shares issued upon conversion (D).......                                                   416
                                                                                                  =========
   Diluted weighted average common shares
         outstanding  (A + B + C + D)................             10,153             8,512           10,325             8,208
                                                              ==========        ==========        =========         =========


ITEM 2     -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS.

OVERVIEW

         Precept is an independent distributor of custom and stock business products and is a provider of document management services ("Business Products Division") to businesses in a variety of industries throughout the United States. We were one of the first distribution companies to begin nationwide consolidation of operating companies in the Business Products industry.

         We also operate corporate transportation services ("Transportation Services Division") companies in the United States. As discussed more fully below under "Discontinued Operations" we have signed a letter of intent to sell the operating assets and liabilities of the Transportation Services Division. Unless otherwise indicated, discussion of the operating results of the Company relates only to continuing operations.

STRATEGIC ALTERNATIVES REVIEW

         In July 1999, the Company announced its engagement of Southwest Securities as financial advisor to the Company as it evaluated its strategic alternatives. Southwest Securities and Precept have worked together on the sale of the Transportation Division discussed elsewhere in this Report. Currently, the Company has directed Southwest Securities to continue to investigate future sources of equity and debt financing, as well as acquisition and disposition transactions.

ACQUISITIONS

         Our results of operations and the comparability of our results of operations from period to period have been affected significantly by businesses acquired in each period. From 1991 through the date of this report, we completed 21 acquisitions of Business Products distribution companies.

         In the three-month period ended September 30, 1999, we completed the acquisition of two Business Products companies located in North Carolina with aggregate annual revenues of $10.2 million. We paid for such acquisitions with $1.0 million in cash, financed by the Company's working capital and its revolving line of credit, $3.0 million in mandatory redeemable convertible preferred stock and $1.0 million in assumed debt and deal costs.

         In the three-month period ended September 30, 1998, we completed the acquisition of four Business Products companies located in Salt Lake City, Utah; Houston, Texas; Bangor, Maine; and Florence, South Carolina with combined annual revenues of $34.3 million. We paid for such acquisitions with an aggregate of $5.7 million in cash, financed by the Company's working capital and revolving line of credit, $1.4 million in seller notes, 0.7 million shares of Class A common stock with a fair market value of $9.6 million and $1.9 million in assumed debt and deal costs.

         PURCHASE ACCOUNTING EFFECTS

         We have accounted for our acquisitions using the purchase accounting method. We have included the historical results of operations for our acquisitions in our results of operations from the dates of acquisition. The acquisitions have affected, and will prospectively affect, the Company's results of operations in certain significant respects. Our revenues and operating expenses have been directly affected by the timing of the acquisitions. We have allocated the aggregate acquisition costs, including assumption of debt, to the net assets acquired based on the fair market value of such net assets. The allocation of the purchase price results in an increase in the historical book value of certain assets, including property and equipment, and will generally result in the allocation of a portion of the purchase price to goodwill, which results in incremental annual and quarterly amortization expense.

RESULTS OF CONTINUING OPERATIONS

         The following table sets forth various items from continuing operations as a percentage of revenues for the three-month and nine-month periods ended March 31, 2000 and 1999.

                                                                          Three months ended     Nine months ended
                                                                               March 31,             March 31,
                                                                           2000        1999       2000       1999
                                                                          ------      ------     ------     ------
Revenue:                                                                  100.0%      100.0%     100.0%     100.0%
                                                                          ------      ------     ------     ------
Costs and operating expenses:
     Cost of goods sold...........................................         67.6%       66.7%      67.1%      67.4%
     Sales commissions............................................         14.1%       13.9%      13.8%      13.5%
     Selling, general and administrative..........................         16.2%       17.2%      14.8%      15.9%
     Goodwill write-down and other non-recurring charges..........          0.0%       19.3%       0.0%       6.5%
     Depreciation and amortization................................          1.6%        1.0%       1.5%       1.0%
                                                                           ------     ------     ------      ------
                                                                           99.5%      118.1%      97.2%     104.3%
                                                                           ------     ------     ------      ------
Operating income (loss)...........................................          0.5%      (18.1)%      2.8%      (4.3)%
Interest and other expense........................................          1.5%        0.6%       2.2%       1.1%
                                                                           ------     ------     ------      ------
Income (loss) from continuing operations before income taxes......         (1.0)%     (18.7)%      0.6%      (5.4)%
Income tax provision (benefit)....................................         (0.4)%      (8.7)%      0.3%      (2.5)%
                                                                           ------     ------     ------      ------
Net income (loss) from continuing operations......................         (0.6)%     (10.0)%      0.3%      (2.9)%
                                                                           ======     ======     ======      ======


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         REVENUE for 2000 increased by $1.6 million, or 4.7%, from $35.1 million in 1999 to $36.7 million in 2000. Our revenue increased by $2.9 million due to the effect of two companies acquired during the first quarter of fiscal year 2000. The Business Products internal growth rate of 4.4%, or $1.4 million, excludes the effect of $2.7 million of lost revenue from MBF Corporation ("MBF"). On February 16, 1999 substantially all of the management, sales force and employees of MBF resigned to join a competitor that had been founded by the same individuals. We are in litigation with the competitor and former MBF officers over this matter.

         COST OF GOODS SOLD during 2000 increased by $1.4 million, or 6.1%, from $23.4 million to $24.8 million. The dollar change was due to the effects of the companies acquired ($2.0 million) and internal growth of the Company ($1.2 million), offset by lower cost of goods related to the lower MBF revenue ($1.8 million). As a percentage of revenue, cost of goods sold increased from 66.7% in 1999 to 67.6% in 2000. Changes in the mix of products sold, changes in the geographic markets served and vendor pricing all contributed to this change. As a percentage of revenue, the effect of cost of goods sold from companies acquired was offset by the effect of the cost of goods sold from the lost MBF revenue.

         SALES COMMISSIONS for 2000 increased by $0.3 million, or 6.4%, from $4.9 million, or 13.9% of revenue in 1999, to $5.2 million, or 14.1% of revenue in 2000. The increase in both the dollar amount and percentage of revenue for sales commissions was due to a greater proportion of the sales revenue being generated by salespersons with higher commission rates. The higher level of gross profit also contributed to the increase in sales commissions as our sales force is compensated on a percentage of gross profit.

Increases in commission expense from the companies acquired were offset by lower commission expense as a result of the lost MBF revenue.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE for 2000 decreased by $0.1 million, or 2.2%, from $6.1 million in 1999 to $5.9 million in 2000. As a percentage of revenue, such expense decreased from 17.2% in 1999 to 16.2% in 2000. The Company reduced its selling, general and administrative expense from existing operations due to integration and cost control efforts. Increased selling, general and administrative expenses of $0.5 million from companies acquired were offset by $0.5 million of expenses from MBF that did not recur.

         DEPRECIATION AND AMORTIZATION EXPENSE increased $0.2 million in 2000 from $0.4 million in 1999 to $0.6 million in 2000 due largely to the size and timing of the acquisitions completed since October 1, 1998.

         INTEREST EXPENSE increased $0.4 million, or 174.6%, from $0.2 million in 1999 to $0.6 million in 2000 due to the additional debt used to finance acquisitions and fund the working capital needs of the Company.

         NET LOSS was reduced by $3.3 million in 2000 due primarily to the non-recurrence of $6.7 million in goodwill write-down and non-recurring charges recorded during the third quarter of 1999. The loss per basic share was lowered from $0.41 in 1999 to $0.02 in 2000 for the same reasons.

NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 1999

         REVENUE for 2000 increased by $2.9 million, or 2.8%, from $103.9 million in 1999 to $106.8 million in 2000. During the first nine months of fiscal year 2000, Business Products revenue increased from internal growth by $9.7 million or 10.7%. In addition, revenue increased by $5.7 million due to the effect of two companies acquired during the first quarter of fiscal year 2000 and two companies acquired during the first quarter of fiscal year 1999. The internal growth rate excludes the effect of $12.5 million of lost revenue from MBF.

         COST OF GOODS SOLD for 2000 increased by $1.7 million, or 2.4%, from $70.0 million in 1999 to $71.7 million in 1999. In dollar amounts, such change was due to the effects of the companies acquired ($3.8 million) and the internal growth of the Company ($6.3 million) offset the effect of the lower cost of goods sold from the lost MBF revenue ($8.4 million). As a percentage of revenue, cost of goods sold improved from 67.4% in 1999 to 67.1% in 2000 due primarily to the effects of changes in product mix, geographic markets served and vendor pricing. As a percent of revenue, the effect of cost of goods sold from companies acquired was offset by the effect of the lower cost of goods sold from the lost MBF revenue.

         SALES COMMISSIONS for 1999 increased by $0.7 million, or 5.0%, from $14.0 million, or 13.5% of revenue in 1999, to $14.7 million, or 13.8% of revenue in 2000. The change in the percentage of revenue is due primarily to the higher dollar amount of commissions paid to existing salespersons due to improved gross profit levels. The increase in the dollar amount is due to internal growth ($1.8 million), and to companies acquired ($0.6 million), offset by lower commissions due to the lost MBF revenue ($1.7 million).

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE decreased by $0.7 million, or 4.3%, in 2000 from $16.6 million in 1999 to $15.8 million in 2000. The Company increased its selling, general and administrative expense from existing operations by $0.3 million to support the revenue growth. Increased selling, general and administrative expenses of $1.0 million from companies acquired were offset by $2.0 million of expenses from MBF that did not recur. As a percentage of revenue, selling, general and administrative expenses have decreased from 15.9% in 1999 to 14.8% in 2000. The percentage decrease reflects the results of the Company's continued revenue growth while controlling costs and continuing its integration efforts.

         DEPRECIATION AND AMORTIZATION EXPENSE increased $0.6 million in 2000 from $1.0 million in 1999 to $1.6 million in 2000 due largely to acquisitions completed since July 1, 1998.

         INTEREST EXPENSE increased by $1.2 million or 102.3% during 2000, from $1.1 million in 1999 to $2.3 million in 2000 principally due to additional debt incurred by us in fiscal years 1999 and 2000 to finance our business acquisitions and our investment in working capital.

         NET INCOME increased by $3.4 million, or 111.3% in 2000, from a net loss of $3.1 million in 1999 to net income of $0.3 million in 2000, as the goodwill write-down and non recurring charges did not recur. The improvement in the net income per share is due primarily to the same reason.

DISCONTINUED OPERATIONS

         The discontinued operations consist of the Transportation Division.

         During March 2000, we signed a revised letter of intent to sell substantially all the assets and liabilities of the Transportation Division to a company funded by a group of investors, led by Holding Capital Group and certain members of the Transportation Division's executive management. The sale of the Transportation Division, which is subject to a number of conditions including the execution of a definitive purchase agreement, is expected be completed by the end of September 2000. The revised letter of intent contemplates the Transportation Division is to be sold for five times the annual pro forma free cash flow of the division and for an earnout based on future earnings of the new company. Free cash flow would be defined as the earnings before interest, income taxes, depreciation and amortization less the annual debt service for the division. Under the foregoing, the purchase price for the Transportation Division would be approximately $20.0 million. In addition, the new company would assume the debt of the Transportation Division.

         Revenue for the three months ended March 31, 2000 increased by $0.4 million, or 5.4%, to $7.5 million in 2000 as compared to $7.1 million in 1999. Companies acquired since September 30, 1998 accounted for $2.0 million of the revenue increase. Revenue from existing operations declined by $1.6 million due principally to the loss of a bus service contract with Ford which was not renewed after June 30, 1999 ($0.6 million) and to lower ride volume and lower ride rates for the town car and limousine operations in the tri-state New York market ($1.0 million). Revenue for the nine months ended March 31, 2000 increased by $5.6 million, or 31.2%, to $23.6 million in 2000 as compared to $18.0 million in 1999. Companies acquired since September 30, 1998 accounted for $9.7 million of the revenue change. Revenue from existing operations declined by $2.4 million due principally to the loss of a bus service contract with Ford which was not renewed after June 30, 1999 ($1.7 million) and to lower ride volume and lower ride rates for the town car and limousine operations in the tri-state New York market.

         Cost of goods sold for the Transportation Division for the three months ended March 31, 2000 increased by $0.9 million, or 23.1%, from $4.1 million in 1999 to $5.0 million in 2000, primarily as a result of companies acquired since September 30, 1998. Cost of goods sold for the Transportation Division for the nine months ended March 31, 2000 increased by $4.2 million, or 40.2%, from $10.5 million in 1999 to $14.7 million in 2000. Companies acquired since September 30, 1998 accounted for $5.4 million of this change. Cost of goods sold from existing operations decreased by $1.2 million due primarily to the loss of the Ford bus contract at the end of June 1999 ($0.4 million), to lower ride volume at the town car and limousine operations in the tri-state New York markets ($1.1 million) offset by increases in ride volume from the Transportation Division's bus operations in Kentucky and Ohio and town car and limousine operations in Texas.

         Selling, general and administrative expenses for the three months ended March 31, 2000 increased by $0.8 million, or 78.4%, from $1.0 million in 1999 to $1.8 million in 2000. Selling, general and administrative expenses for the nine months ended March 31, 2000 increased by $1.5 million, or 14.9%, from $2.7 million in 1999 to $4.2 million in 2000. The increases in selling, general and administrative expenses are primarily related to the acquisitions completed since September 30, 1998.

         Depreciation and amortization expense for the three months ended March 31, 2000 increased by $0.2 million, or 33.3%, from $0.6 million in 1999 to $0.8 million in 2000. Depreciation and amortization expense for the nine months ended March 31, 2000 increased by $1.0 million, or 71.4%, from $1.4 million in 1999 to $2.4 million in 2000.

         Interest expense for the three months ended March 31, 2000 increased by $0.4 million, or 83.0%, from $0.5 million in 1999 to $0.9 million in 2000. Interest expense for the nine months ended March 31, 2000 increased by $0.5 million, or 72.4%, from $0.7 million in 1999 to $1.2 million in 2000. The increase in interest expense is primarily due to the additional debt incurred to finance acquisitions after September 30, 1999. Interest expense for the Transportation Division includes an allocation of interest expense on the outstanding debt under the Company's Credit Agreement.

         The net loss for the Transportation Division decreased by $6.3 million for the three months ended March 31, 2000 from $6.9 million in 1999 to $0.6 million in 2000. Excluding the goodwill and asset write-downs of $7.6 million recorded in the third quarter of 1999, the division's operating results declined by $1.7 million during the third quarter of 2000. This deterioration is primarily due to three reasons. The division's town car and limousine operations in the tri-state New York market have not performed as well in 2000 due to price competition and higher fuel costs. Secondly, the division did not benefit from the Ford contract during 2000. Lastly, during the third quarter of 2000, the division recorded $0.6 million in adjustments to revenue and operating expenses for its town car and limousine operation based in N. Arlington, New Jersey. Such adjustments relate to matters which became evident after the middle of the third quarter of fiscal year 2000 and after a change in management at the operation.

         Net income for the nine months ended March 31, 2000 improved by $6.5 million, from a loss of $6.0 million in 1999 to net income of $0.5 million in 2000. Excluding the goodwill and asset write-downs of $7.6 million recorded in the third quarter of 1999, the division's operating results declined by $1.6 million during 2000. This deterioration is primarily due to two reasons. The division's town car and limousine operations in the tri-state New York market have not performed as well in 2000 due to price competition and higher fuel costs. Secondly, the division did not benefit from the Ford contract during 2000.

LIQUIDITY AND CAPITAL RESOURCES - CONTINUING OPERATIONS

         DEBT AND EQUITY FINANCING. Since October 1999, the Company has been at or near its borrowing limit under its Credit Agreement. The Company's cash flow from its operations, both continuing and discontinued, has been sufficient to service the Company's debt and mandatory redeemable preferred stock and finance its capital expenditures; however, the cash flow from its operations has not been sufficient to lower the accounts payable financing provided by the Company's vendors.

         Prior to October 1999, the Company's policy was to take advantage of prompt payment discounts offered by the Company's vendors and pay vendors who did not offer discounts within 30 to 45 days. Since October 1999, the Company has, for the most part, not been able to take advantage of prompt pay discounts and has been paying its vendors within 50 to 65 days. We estimate that on an annual basis, we have lost approximately $1.5 million to $2.0 million in prompt pay discounts due to a lack of adequate working capital, debt and equity financing to support the operating needs of our operations. During the month of April, we experienced a reduction in the monthly collections of accounts receivable of approximately $2.0 million. We have recently added collections personnel to improve the timeliness of the collection of accounts receivable from our customers. If we are able to improve the collection of accounts receivable, then we will be able to reduce the level of vendor financing which is provided by accounts payable. Should the timeliness of the collections not improve, we will not be able to reduce the level of vendor financing unless we are able to raise additional cash through equity or debt financing transactions.

         Management of the Company believes that our current level of debt financing and our expected cash flows from operations will be sufficient during the next twelve to twenty four months to service our debt, meet capital expenditure requirements and maintain adequate employee and vendor relations. However, if we are not able to obtain additional equity or debt financing and we are not able to improve the timeliness of the collection of our trade accounts receivable, our relations with our vendors could suffer somewhat and this could lead to reduced revenue and operating income in the next twelve to twenty four months.

         In April 2000, we sold $2.0 million in convertible preferred stock to The Shaar Fund Ltd. and used the net proceeds to pay vendors. The preferred stock is convertible into Class A Common Stock at a rate of $4.00 or 85% of the market price of the Class A Common Stock, defined as the average of the five days closing price of the stock prior to the conversion. No conversion is permitted for the first five months. In addition, we may redeem the preferred stock at 120% of the face value during the first five months. We will pay a quarterly dividend of 8% of the face value in cash or Class A Common Stock. As part of the transaction, we issued warrants to purchase 125,000 shares of Class A Common Stock at an exercise price of $2.50 per share. We also provided registration rights to The Shaar Fund Ltd. for the shares of Class A Common Stock which may be issued upon conversion and for the dividends to be paid.

         In April 2000, our Credit Agreement with our banking group was amended to increase the amount available for borrowing to $42.3 million. To satisfy a lender condition to this amendment, the Company's Chairman and controlling shareholder guaranteed $2.3 million of bank debt, and we agreed to use our best efforts to sell our Transportation Division or our Business Products Division with the proceeds to be applied to our bank debt. If we sell the Transportation Division for more than $17.5 million by October 24, 2000, the guaranty will be removed. If the Transportation Division is not sold by October 24, 2000, the banking group has the option to request the Company's Chairman to provide common stock of Affiliated Computer Services, Inc. as collateral for the guaranty. If such a request is made, then the Chairman has the right to request Precept to provide the requested collateral. Since all of Precept's assets are pledged as collateral to the banking group and other lenders, we would not be able to provide the collateral. In consideration of the personal guaranty provided by our Chairman, Precept has agreed to reimburse the Chairman for any amounts he may have to pay under the guaranty and, if he is required by the bank to collateralize the guaranty, Precept has agreed to deliver to him as a guaranty fee securities equal to what he would have received if the guaranteed amount had been invested in preferred Stock and warrants on the same terms as the recent investment by the Shaar Fund described elsewhere in this report or, at his election, consideration of reasonably equivalent value.

         As part of the amendment to the Credit Agreement, the banking group changed the total debt to pro forma EBTIDA (earnings before interest, income taxes, depreciation and amortization) ratio to 3.53 to 1. The mandatory redeemable convertible preferred stock that was issued by the Company in April, July and September of calendar year 1999 is included in the total debt amount for the ratio.

         As of March 31, 2000, we did not comply with three of the financial covenants in the Credit Agreement: specifically, the total debt to pro forma EBITDA, the historical EBITDA to interest and the net worth financial covenants. Our banking group has indicated in writing that they are willing to amend or waive the applicable covenants as of March 31, 2000. As a result of such written agreement, we have continued to present the outstanding debt under the Credit Agreement as long-term debt.

         NET CASH FLOWS FROM OPERATING ACTIVITIES. In the first nine months of fiscal year 2000, the Company generated $5.4 million of cash for operating needs. During this period, the Company's net income, adjusted for non-cash charges of $1.6 million, amounted to $2.0 million. We used an increase in accounts payable vendor financing of $5.6 million to fund an increase in inventory of $1.9 million and an increase in trade accounts receivable of $1.2 million. Overall, we reduced our investment in working capital by $3.4 million during the nine months ended March 31, 2000. During the nine months ended March 31, 1999, we generated $9.1 million in cash from operations. Despite incurring a loss of $2.0 million, excluding non-cash charges such as depreciation, amortization and goodwill write-down, the Company significantly lowered its investment in working capital during this period. We reduced the level of trade accounts receivable by $1.5 million and lowered our carrying level of inventory by $0.9 million. During the same period, we increased the level of vendor financing in accounts payable and accrued expenses by $8.2 million.

         NET CASH FLOWS FROM INVESTING ACTIVITIES. During the first nine months of fiscal year 2000, Precept used $5.9 million in cash for investing activities as compared to a use of $8.1 million for investing activities in the first nine months of fiscal year 1999. During 2000, the Company acquired two Business Products distribution companies. During the first nine months of 1999, the Company acquired four Business Products distribution businesses for a total of $8.9 million, acquired $0.3 million of equipment and received $1.1 million in proceeds from the sale of land, building and an investment in a restaurant company.

         NET CASH FLOWS FROM FINANCING ACTIVITIES. In the first nine months of fiscal year 2000, $7.6 million of cash was generated by financing activities as compared to $7.5 million of cash generated by financing activities in the first nine months of fiscal year 1999. During the first nine months of 2000, Precept increased its outstanding revolving line of credit balance by approximately $9.6 million, primarily to finance acquisitions, service existing debt ($1.1 million), redeem preferred stock and pay preferred dividends ($0.8 million) and provide cash to fund operating cash flow needs of the Transportation Division. During the first nine months of 1999, the Company decreased its long-term debt and capital lease obligations by $1.0 million and increased its outstanding revolving line of credit balance by $8.5 million to fund acquisitions.

         NET CASH FLOWS FROM DISCONTINUED OPERATIONS. For the nine months ended March 31, 2000, the Transportation Division used $0.1 million of cash to fund its operating activities. Excluding non cash charges of $2.4 million during this period for depreciation and amortization, $2.9 million was generated by operating activities, before changes in working capital. This was used primarily to reduce accounts payable and accrued expenses ($3.0 million).

         For the nine months ended March 31, 1999, the Transportation Division used $2.2 million of cash to fund its operating activities. Excluding non cash charges of $8.7 million during this period for depreciation, amortization and goodwill write-down, $2.7 million was generated by operating activities, before changes in working capital. During the same period, the Transportation Division financed an increase in trade accounts receivable ($2.4 million) primarily from its town car and limousine operations. In addition, the Transportation Division reduced its accounts payable by $1.0 million and its accrued expenses by $1.4 million as it paid for liabilities assumed as part of its acquisitions. During the nine months ended March 31, 1999, the Transportation repaid $1.0 million in other debt, primarily vehicle notes and capitalized leases. The Transportation Division's net use of $10.3 million in cash was funded by the continuing operations of the Company and by advances under the Company's Credit Agreement.

OTHER

         INFLATION

         Certain of Precept's Business Products offerings, particularly paper products, have been and are expected to continue to be subject to significant price fluctuations due to inflationary and other market conditions. In the last five to ten years, prices for commodity grades of paper have shown considerable volatility. Precept generally is able to pass such increased costs on to its customers through price increases, although it may not be able to adjust its prices immediately. Significant increases in paper and other costs in the future could materially affect Precept's profitability if these costs cannot be passed on to customers. In addition, Precept Transportation Division's operating results may be affected by increases in the prices of fuel if the division is not able to pass along such increases to its customers on a timely basis. In general, Precept does not believe that inflation has had a material effect on its results of operations in recent years. However, there can be no assurance that Precept's business will not be affected by inflation, the price of paper and the price of fuel in the future.

         IMPACT OF YEAR 2000

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of these planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its services and products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

         FINANCIAL ACCOUNTING STANDARDS

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, that is effective for reporting periods beginning after June 15, 2000. Precept is required to adopt this standard for its fiscal year ending June 30, 2001. The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION, that is required to be adopted beginning with the quarterly reporting period ending June 30, 2000. Management is in the process of evaluating the effects, if any, of adopting these two new pronouncements.

FORWARD-LOOKING STATEMENTS

         The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. This section should be read in conjunction with the "Risk Factors Affecting the Company's Prospects" located in Item I of the Company's annual report on Form 10-K for the year ended June 30, 1999 and in the "Risk Factors" included in the Company's Prospectus dated November 12, 1999. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to the other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements.

     1. Changes in economic conditions, in particular those that affect the end users of business products and transportation services, primarily corporations.
     2. Changes in the availability and/or price of paper, fuel and labor, in particular if increases in the costs of these resources are not passed along to the Company's customers.
     3.  Changes in executive and senior management or control of the Company.
     4. Inability to obtain new customers or retain existing customers and contracts.
     5.  Significant changes in the composition of the Company's sales force.
     6. Significant changes in competitive factors, including product-pricing conditions, affecting the company.
     7. Governmental and regulatory actions and initiatives, including those affecting financing.
     8. Significant changes from expectations in operating revenues and expenses.
     9. Occurrences affecting the Company's ability to obtain funds from operations, debt, or equity to finance needed capital acquisitions and other investments, including the inability to formalize our oral agreement with our banking group discussed elsewhere in this report.
     10. Significant changes in rates of interest, inflation, or taxes.

     11. Significant changes in the Company's relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur.
     12. Changes in accounting principles and/or the application of such principles to the Company.
     13. The ability of Precept to sell one or both of its divisions or raise additional capital.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE FOR MARKET RISK

         The Company's revolving line of credit provides for interest to be charged at the prime rate or at a LIBOR rate plus a margin of 3.75%. Based on the Company's current level of outstanding revolving line of credit, a 1.0% increase in interest rate would result in a $0.5 million annual change in interest expense. The remainder of the Company's debt is at fixed interest rates that are not subject to changes in interest rates. The Company currently has outstanding $1.6 million in notes payable and $2.0 million in preferred stock, all of which may be converted to Class A Common Stock at the prevailing market prices for the Company's Class A Common Stock. Based on a market price of $2.00 for a share of Class A Common Stock, the current shareholders would be diluted approximately 18%. Based on a hypothetical market price of $1.00 for a share of Class A Common Stock, the current shareholders would be diluted approximately 35%. The Company does not own, nor is the Company obligated under, other significant debt or equity securities that would be affected by fluctuations in market risk. The Company does not hold or issue derivative financial instruments for speculation or trading purposes.


PART II - OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS

         There have been no significant changes to ongoing litigation matters during the quarter ended March 31, 2000.

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

         As of March 31, 2000, there were no changes in securities and use of proceeds. As disclosed more fully in Note 7 to the consolidated condensed financial statements and in Part I Item 2, Precept Business Services, Inc. sold $2.0 million of convertible preferred stock on April 19, 2000 to The Shaar Fund Ltd. and used the net proceeds of $1.8 million to pay vendors.

ITEM 3   DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

As of March 31, 2000 and subject to the oral agreement with our banking group discussed under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources -continuing operations," the Company was not in default of any of its debt or equity securities.

ITEM 4   RESULTS OF VOTES OF HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended March 31, 2000.

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

ITEM 6(a)         EXHIBITS



Exhibit No.       Description
-----------       -----------

3.1 Securities Purchase Agreement, dated as of April 19, 2000, by and between Precept Business Services, Inc. and The Shaar
                  Fund Ltd. (1)

3.2               Common Stock Warrant for The Shaar Fund Ltd. to purchase
                  125,000 shares of Class A Common Stock. (1)

3.3 Registration Rights Agreement, dated as of April 19, 2000, by and between Precept Business Services, Inc. and The Shaar
                  Fund Ltd. (1)

5.1               Letter agreement dated April 25, 2000 among Precept Business
                  Services, Inc. and Darwin Deason, Chairman (1)

5.2               Amendment and Waiver No. 3 dated as of April 27, 2000 to
                  Credit Agreement dated as of March 22, 1999 and related
                  Limited Guaranty by Darwin Deason. (1)

27.1              Financial Data Schedule (1)

(1)      Included as an exhibit to this report.

ITEM 6(b)         REPORTS ON FORM 8-K FILED DURING THE PERIOD FROM JANUARY 1,
                  2000 THROUGH MAY 17, 2000




         The Company has not filed any reports on Form 8-K for the period from January 1, 2000 through May 17, 2000.


                                    SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of May 17, 2000.

PRECEPT BUSINESS SERVICES, INC.



/s/ William W. Solomon, Jr.
---------------------------
William W. Solomon, Jr.
Executive Vice President and Chief Financial Officer