Form 10-Q/A
period 2000-03-31
PRECEPT BUSINESS SERVICES INC
filed 2000-06-26
CIK 1051285

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization

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

Explanatory Note

This Form 10-Q/A is filed to amend the Form 10-Q for the period ended March 31, 2000 (the "Original Form 10-Q") to (i) restate the fourth paragraph under Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2), (ii) restate the seventh paragraph under Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2), (iii) restate the second paragraph under Nine Months Ended March 31, 2000 Compared to Nine Months Ended March 31, 1999 in Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2), (iv) attach the Company's Certificate of Designation of Series 8% Convertible Preferred Stock as an Exhibit, (v) restate the Exhibit List (Item
6), (vi) attach the Waiver and Consent No. 4 to Credit Agreement referenced in the seventh paragraph under Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2), and (vii) disclose the recent departure of William W. Solomon, Jr. as the Company's Chief Financial Officer.

                                      INDEX

                                                                       PAGE NO.
                                                                       --------
PART I   FINANCIAL INFORMATION

Item 2   Management's discussion and analysis of financial
         condition and results of operations                               3



PART II  OTHER INFORMATION

Item 5   Other Information                                                15

Item 6   Exhibits and Reports on Form 8-K                                 15



Signature                                                                 17

PART I   FINANCIAL INFORMATION

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

         COST OF GOODS SOLD for 2000 increased by $1.7 million, or 2.4%, from $70.0 million in 1999 to $71.7 million in 2000. In dollar amounts, such change was due to the effects of the companies acquired ($3.8 million) and the internal growth of the Company ($6.3 million) offset the effect of the lower cost of goods sold from the lost MBF revenue ($8.4 million). As a percentage of revenue, cost of goods sold improved from 67.4% in 1999 to 67.1% in 2000 due primarily to the effects of changes in product mix, geographic markets served and vendor pricing. As a percent of revenue, the effect of cost of goods sold from companies acquired was offset by the effect of the lower cost of goods sold from the lost MBF revenue.

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

         In April 2000, we sold $2.0 million in convertible preferred stock to The Shaar Fund Ltd. and used the net proceeds to pay vendors. The preferred stock is convertible into Class A Common Stock at a conversion price which is the lesser of $2.75 or 85% of the market price of the Class A Common Stock, defined as the average of the five days closing price of the stock prior to the conversion. No conversion is permitted for the first five months. In addition, we may redeem the preferred stock at 120% of the face value during the first five months. We will pay a quarterly dividend of 8% of the face value in cash or Class A Common Stock. As part of the transaction, we issued warrants expiring April 19, 2003 to purchase 125,000 shares of Class A Common Stock at an exercise price of $2.50 per share. The governing documents provide that unless shareholder approval is obtained, Precept may not issue shares of Class A Common Stock (i) upon conversion of any shares of Series A Preferred Stock, (ii) upon the conversion of shares of the Series A Preferred Stock, (iii) upon the exercise of the Warrants issued pursuant to the terms of the Sercurities Purchase Agreement, and (iv) in payment of dividends on the Series A Preferred Stock, which, when added to the number of shares of Common Stock previously issued by Precept, would equal or exceed 20% of the number of shares of Precept's common stock which were issued and outstanding on the issue date. We also provided registration rights to The Shaar Fund Ltd. for the shares of Class A Common Stock which may be issued upon conversion and for the dividends to be paid.

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

         As of March 31, 2000, we did not comply with three of the financial covenants in the Credit Agreement: specifically, the total debt to pro forma EBITDA, the historical EBITDA to interest and the net worth financial covenants. One June 14, 2000, our banking group executed a Waiver and Consent No. 4 to Credit Agreement and waived our noncompliance with the three applicable covenants. The waiver is effective through June 29, 2000. As a result of such waiver, we have continued to present the outstanding debt under the Credit Agreement as long-term debt.

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

14. The foregoing factors could affect the Company's actual results and could cause the Company's actual results during fiscal year 2000 and beyond to be materially different from any anticipated results expressed in any forward-looking statement made by or on behalf of the Company.

15. The Company disclaims any obligation to update any forward-looking statements to reflect events or other circumstances after the date of this report on Form 10-Q.

PART II  OTHER INFORMATION

ITEM 5     -      OTHER INFORMATION

         Subsequent to the Company's filing the Original Form 10-Q on May 19, 2000, William W. Solomon, Jr., the Company's executive vice president and chief financial officer resigned to pursue other business opportunities. The position of chief financial officer has not yet been permanently filled.


ITEM 6     -      EXHIBITS AND REPORTS ON FORM 8-K

         (a)         Exhibits

EXHIBIT NO.          DESCRIPTION
-----------          -----------
2.1                  Securities Purchase Agreement, dated as of April 19, 2000, by and between Precept Business Services, Inc. and The
                     Shaar Fund Ltd. (1)

3.1                  Amended and Restated Articles of Incorporation (3)

3.2                  Bylaws (4)

4.1                  Certificate of Designation of Series 8% Convertible
                     Preferred Stock of Precept Business Services, Inc. filed
                     with the Secretary of State of Texas on April 19, 2000.
                     (2)

4.2                  Common Stock Warrant for The Shaar Fund Ltd. to purchase
                     125,000 shares of Class A Common Stock. (1)

4.3 Registration Rights Agreement, dated as of April 19, 2000, by and between Precept Business Services, Inc. and The
                     Shaar Fund Ltd. (1)

10.1                 Letter agreement dated April 25, 2000 among Precept
                     Business Services, Inc. and Darwin Deason, Chairman (1)

10.2                 Amendment and Waiver No. 3 dated as of April 27, 2000 to
                     Credit Agreement dated as of March 22, 1999 and related
                     Limited Guaranty by Darwin Deason. (1)

10.3                 Waiver and Consent No. 4, dated June 14, 2000 among Precept
                     Business Services, Inc., Bank One, N.A., individually and
                     as agent and Wells Fargo Bank (Texas), N.A., as a Lender
                     (2)

27.1                 Financial Data Schedule (1)

(1) Previously filed as Exhibit to the Original Form 10-Q for the quarterly period ended March 31, 2000, initially filed with the Securities and Exchange Commission on May 19, 2000.

(2)  Filed herewith.

(3) Previously filed as an exhibit to the Company's Form 10-Q for the period ended December 31, 1998.

(4) Previously filed as an exhibit to the Company's registration statement on Form S-4 (file no. 333-42689) and incorporated herein by reference.

         (b) Reports on Form 8-K filed during the period from January 1, 2000 through May 17, 2000

             The Company has not filed any reports on Form 8-K for the period from January 1, 2000 through May 17, 2000.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of June 26, 2000.


PRECEPT BUSINESS SERVICES, INC.


/s/ Doug Deason
-----------------------------------------
 Douglas R. Deason, President, Chief
  Executive Officer and Acting Chief
  Financial Officer