Form 10-Q/A
period 2000-03-31
PRECEPT BUSINESS SERVICES INC
filed 2000-10-13
CIK 1051285

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 2)

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED MARCH 31, 2000

                        Commission file number: 000-23735


                         PRECEPT BUSINESS SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                           Texas                                             75-2487353
   (State or other jurisdiction of incorporation or             (I.R.S. Employer Identification No.)
                    organization)

   1909 Woodall Rodgers Freeway, Suite 500                                     75201
                Dallas, Texas                                                (Zip Code)
  (Address of principal executive offices)


       Registrant's telephone number, including area code: (214) 754-6600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

As of October 3, 2000, there were 9,645,657 outstanding shares of Class A Common Stock and 592,142 outstanding shares of Class B Common Stock.

Explanatory Note

This Form 10-Q/A Report is filed to amend the Form 10-Q Report for the period ended March 31, 2000, as amended by a Form 10-Q/A Report filed June 26, 2000 (collectively, the "Original Form 10-Q"), to (i) amend and restate our financial statements and notes to reflect newly discovered negative adjustments and to characterize our bank debt as current, (ii) restate Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2) in accordance with the adjustments, and (iii) disclose the recent management changes and NASDAQ actions.

                                                  INDEX



                                                                                     PAGE NO.
                                                                                     --------
PART I            FINANCIAL INFORMATION

Item 1            Financial Information                                                 3

Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   16



PART II           OTHER INFORMATION

Item 5            Other Information                                                     25

Item 6            Exhibits and Reports on Form 8-K                                      26



Signature                                                                               28


PART I - FINANCIAL INFORMATION - ITEM 1



EXPLANATORY INFORMATION



As a result of the Company's internal audit process and preparation for its audit for fiscal year ended June 30, 2000, certain adjustments were identified pertaining to the nine months ended March 31, 2000. For the nine months ended March 31, 2000, revenues from continuing operations (as restated) decreased slightly from the $106.8 million previously reported to a restated $105.6 million and operating income from continuing operations (as restated) decreased from $3.0 million, as previously reported, to $1.0 million as restated. The $1.9 million of adjustments to operating income from continuing operations include impairment of goodwill and other intangible assets ($0.5 million), additional accruals for legal, accounting, and sales taxes ($0.3 million), adjustments to accounts receivable, prepaid expenses and other assets ($0.2 million), the recording of acquisition-related commissions, bonuses, and other expenses that were incorrectly capitalized ($0.3 million), adjustments to gross margins ($0.4 million), and adjustments to inventory ($0.2 million). In addition to these adjustments, the income from discontinued operations for the nine months ended March 31, 2000 was also reduced by approximately $.3 million, due primarily to a correction of depreciation expense, net of income taxes. For the nine months ended March 31, 2000, the aforementioned adjustments result in an increase in net loss from the reported $15.6 million to a restated $17.5 million and change in earnings per share from a previously reported ($1.58) to a restated ($1.77). For the three months ended March 31, 2000, the aforementioned adjustments result in an increase in net loss from the reported $17.3 million to a restated $19.2 million and change in earnings per share from a previously reported ($1.70) to a restated ($1.89).

The aforementioned adjustments represent all adjustments known to management (as of the date of this report) that apply to the period ended March 31, 2000. However, these adjustments and the restated financial statements have not been audited. The procedures performed by management to identify the adjustments were substantially less in scope than an audit. Consequently additional material adjustments related to both the nine months ended March 31, 2000 as well as the fiscal year ended June 30, 2000 may be identified as a result of the year-end audit process.

The Company's audit for the fiscal year ended June 30, 2000 is currently in process. Any adjustments found during the course of the audit will be reflected in the financial statements and the Company's 10-K Report for the fiscal year ended June 30, 2000.

As of March 31, 2000, we did not comply with three of the financial covenants in the Credit Agreement: specifically, the total debt to pro forma EBITDA, the historical EBITDA to interest and the net worth financial covenants. On June 14, 2000, our banking group executed a Waiver and Consent No. 4 to Credit Agreement and waived our noncompliance with the three applicable covenants. The waiver was effective through June 29, 2000. Although negotiations with our banking group are still underway, we do not know that we will be able to obtain a fifth waiver from the bank and we, therefore, must present the outstanding debt under the Credit Agreement as short-term debt. The restated March 31, 2000 balance sheet reflects the debt reclassification.

The following restated financial statements and management's discussion and analysis of financial condition and results of operations for the nine months ended March 31, 2000 include the aforementioned adjustments.

                                         PRECEPT BUSINESS SERVICES, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands, except per share amounts)



                                                                                 March 31,          June 30,
                                                                                   2000              1999
                                                                                (Restated)
                                                                               -------------     -------------
                                                                               (Unaudited)
                                               ASSETS

Current assets:
   Cash and cash equivalents...........................................        $       -         $       -
   Trade accounts receivable, net......................................               18,821            17,071
   Accounts receivable from affiliates.................................                  929             1,054
   Inventory...........................................................                8,176             4,782
   Other current assets................................................                2,426             1,335
   Deferred income taxes and income taxes receivable...................                4,295             1,734
   Net assets of discontinued operations...............................               20,439            30,546
                                                                               -------------     -------------
       Total current assets............................................               55,086            56,522

Property and equipment, net............................................                2,781             2,518
Intangible assets, net.................................................               19,102            16,854
Deferred income taxes..................................................                1,010             1,010
Other assets...........................................................                   20               613
                                                                               -------------     -------------
       Total assets....................................................        $      77,999     $      77,517
                                                                               =============     =============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable..............................................        $      14,042     $       7,985
   Accrued expenses.                                                                   2,456             3,007
   Accrued compensation                                                                2,426             1,705
   Current portion of long-term debt...................................               42,049             1,364
                                                                               -------------     -------------
       Total current liabilities.......................................               60,973            14,061

Long-term debt.........................................................                3,061            34,334
Mandatory redeemable convertible preferred stock.......................                2,592               194
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $1.00 par value; 3,000 authorized shares,
       none issued.....................................................                -                 -
   Class A Common Stock, $0.01 par value; 100,000 shares authorized and 9,748 and 8,877 shares issued
       in 2000 and 1999, respectively..................................                   97                89
   Class B Common Stock, $0.01 par value; 10,500 shares authorized
       and 592 shares issued ..........................................                    6                 6
   Additional paid-in capital..........................................               39,758            39,717
   Retained earnings (accumulated deficit).............................              (27,277)           (9,673)
                                                                               --------------    --------------
                                                                                      12,584            30,139
   Class A treasury stock - 149 shares.................................               (1,211)           (1,211)
                                                                               --------------    --------------
       Total shareholders' equity......................................               11,373            28,928
                                                                               -------------     -------------
           Total liabilities and shareholders' equity..................        $      77,999     $      77,517
                                                                               =============     =============


          See accompanying notes to condensed consolidated financial statements.

                                 PRECEPT BUSINESS SERVICES, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in thousands, except per share amounts)


                                                            Three months                        Nine months
                                                                Ended                              Ended
                                                              March 31,                          March 31,
                                                         2000                              2000
                                                      (Restated)         1999           (Restated)           1999
                                                   --------------   --------------    --------------    --------------
                                                                               (Unaudited)
CONTINUING OPERATIONS
Revenue - Business Products......................  $      35,562    $      35,096     $     105,649     $     103,874
Costs and expenses:
   Cost of goods sold............................         24,263           23,424            71,120            70,010
   Sales commissions                                       5,215            4,881            14,732            14,005
   Selling, general and administrative...........          6,671            6,051            16,590            16,551
   Goodwill write-down and
       other non-recurring charges...............           -               6,727              -                6,727
   Depreciation and amortization.................          1,131              363             2,144             1,019
                                                   --------------   --------------    -------------     -------------
                                                          37,280           41,446           104,586           108,312
                                                   --------------   --------------    -------------     -------------
Operating income (loss)..........................         (1,718)          (6,350)            1,063            (4,438)
Interest expense.................................            551              201             2,322             1,148
                                                   --------------   --------------    -------------     -------------
Loss before income taxes.........................         (2,269)          (6,551)           (1,259)           (5,586)
Income tax  benefit..............................           (455)          (3,038)             -               (2,526)
                                                   --------------   --------------    -------------     -------------
Loss from continuing operations..................         (1,814)          (3,513)           (1,259)           (3,060)

DISCONTINUED OPERATIONS
Income (loss) from discontinued
    operations; net of income tax provision......           (848)          (6,886)              286            (6,000)
Loss from sale of discontinued operations........        (16,500)           -               (16,500)            -
                                                   --------------   --------------    -------------     -------------
Loss from discontinued operations................        (17,348)          (6,886)          (16,214)           (6,000)
                                                   --------------   --------------    -------------     -------------

Net loss.........................................  $     (19,162)   $     (10,399)    $     (17,473)    $      (9,060)
                                                   ==============   ==============    =============     =============

Basic and diluted net loss per share:
   Continuing operations.........................  $       (0.19)   $       (0.41)    $       (0.13)    $       (0.37)
   Discontinued operations.......................          (1.70)           (0.81)            (1.64)            (0.73)
                                                   --------------   --------------    -------------     -------------
   Net loss per share............................  $       (1.89)   $       (1.22)    $       (1.77)    $       (1.10)
                                                   ==============   ==============    =============     =============

   Weighted average shares outstanding...........         10,153            8,512             9,859             8,208


         See accompanying notes to condensed consolidated financial statements.

                                 PRECEPT BUSINESS SERVICES, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Amounts in thousands)


                                                                                       Nine Months Ended March 31,
                                                                                    -------------------------------
                                                                                       2000               1999
                                                                                     (Restated)
                                                                                    -------------     -------------
                                                                                               (Unaudited)
Continuing operations:
   Cash flows from operating activities:.....................................       $       5,129     $       9,073

   Cash flows provided by (used in) investing activities:
       Acquisitions of businesses, including earnout payments................              (5,798)           (8,851)

       Acquisition of property and equipment, net............................                (106)             (325)
       Sale of assets of discontinued operations.............................                -                1,115
                                                                                    -------------     -------------
           Net cash used in investing activities.............................              (5,904)           (8,061)
                                                                                    -------------     -------------

   Cash flows provided by (used in) financing activities:
       Payments on long-term debt and other long-term liabilities, net.......              (1,149)           (1,034)
       Preferred stock redemption and dividend payments......................                (809)             -
       Borrowings on revolving line of credit, net...........................               9,566             8,535
                                                                                    -------------     -------------
           Net cash provided by financing activities.........................               7,608             7,501
                                                                                    -------------     -------------

   Net change in cash and cash equivalents - continuing operations...........               6,833             8,513

Discontinued operations:
   Cash flows provided by operating activities...............................                 159            (2,156)
   Cash flows used in investing activities - primarily acquisitions of
     businesses..............................................................              (4,982)           (7,181)

   Cash flows used financing activities - net repayments of debt.............              (2,010)             (957)
                                                                                    -------------     -------------
   Net change in cash and cash equivalents - discontinued operations.........              (6,833)          (10,294)
                                                                                    -------------     -------------

Net change in cash and cash equivalents......................................                -               (1,781)

Cash and cash equivalents at beginning of period.............................                -                2,291
                                                                                    -------------     -------------
Cash and cash equivalents at end of period...................................       $        -        $         510
                                                                                    =============     =============

Supplemental disclosure:
   Cash paid for:
       Interest..............................................................       $       3,439     $       1,420
       Income taxes .........................................................       $         651     $         213


         See accompanying notes to condensed consolidated financial statements.


                                          PRECEPT BUSINESS SERVICES, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                              (Amounts in thousands)

                                                                                        RETAINED
                                           CLASS A      CLASS B       ADDITIONAL        EARNINGS                      TOTAL
                                           COMMON       COMMON         PAID-IN        (ACCUMULATED                SHAREHOLDERS'
                                           STOCK        STOCK          CAPITAL          DEFICIT)       OTHER          EQUITY
                                         ----------   ----------    -------------     ------------   ----------   -------------
                                                                                       (Unaudited)
Balance, June 30, 1998..................  $     69     $     6        $  23,515        $  (1,396)     $   (192)     $   22,002

Issuance of shares to
   acquire businesses...................        11        -              12,533             -            -              12,544
Exercise of stock options...............       -          -                  20             -              (20)            -
Repurchase of Class A
    common shares.......................                  -                                               (999)           (999)

Conversion of seller notes..............       -          -                 383             -                              383
Net loss................................       -          -                 -             (9,060)        -              (9,060)
                                         ----------   ----------    -------------     ------------   ----------   -------------


Balance, March 31, 1999.................  $     80     $     6        $  36,451       $  (10,456)     $ (1,211)     $   24,870
                                         ==========   ==========    =============     ============   ===========  =============




Balance, June 30, 1999..................  $     89     $     6        $  39,717       $   (9,673)     $ (1,211)     $   28,928

Issuance of shares to
   acquire businesses and
   conversion of seller
   note payable.........................         8        -                  40             -            -                  48
Dividends on preferred stock............       -          -                 -               (131)        -                (131)
Net loss................................       -          -                 -            (17,473)        -             (17,473)
                                         ----------   ----------    -------------     ------------   ----------   -------------


Balance, March 31, 2000
(Restated)..............................  $     97     $     6        $  39,757       $  (27,277)     $ (1,211)     $   11,372
                                         ==========   ==========    =============     ============   ===========  =============



                                    See accompanying notes to condensed consolidated financial statements.

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

         DISCONTINUED OPERATIONS - TRANSPORTATION SERVICES DIVISION

         The Transportation Services Division provides chauffeured corporate transportation, livery and courier services from locations in the tri-state New York metropolitan area and in the states of Texas, Michigan, Kentucky and Ohio. During the quarter ended March 31, 2000, our Board of Directors approved a plan to sell the Transportation Services Division, and we signed a revised letter of intent to sell substantially all the assets and liabilities of the Transportation Services Division to a company funded by a group of investors, led by Holding Capital Group and certain members of the Transportation Services Division's executive management.

         Precept has experienced a delay in the anticipated divestiture of its Transportation Services Division. The sale of the Transportation Services Division, which was subject to certain conditions including the execution of a definitive purchase agreement, was to have been completed by the end of September 2000. In July 2000, the Company announced that it retained the investment banking firm of Murphy Noell Capital, LLC to advise in the review of strategic alternatives including a recapitalization, equity placement, merger of the Company, and divestiture of the Business Products Division. Murphy Noell has also been advising the Company in the divestiture of the Transportation Services Division. The original prospective buyer has suspended negotiations. The Company is in active discussions with other potential acquirers of the Transportation Services Division. It is the intent of management to complete the sale of this division during the quarter ending December 31, 2000, but there can be no assurances that this objective can be achieved.

         MANAGEMENT'S PLANS

         In addition to the prospective divestiture mentioned above, the Company is also in active discussions with potential acquirers of the Business Products Division. It is the intent of management to complete the sale of both of these divisions during the quarter ending December 31, 2000, but there can be no assurances that these objectives can be achieved. In addition, neither the Company nor Murphy Noell is currently able to predict the proceeds from the prospective divestitures nor make assurances that additional funds can be raised to support the working capital needs of the Company.

         An interest payment of $1.4 million was due to the Company's banking group on October 2, 2000. The Company has not made the required payment. As a result, the Company is in default. This may result in an adverse impact on the Company's current debt financing and the financial condition of the Company.

         The Company has launched a strategic cash management initiative to improve the cash position of the Company. This initiative is composed of the following efforts: policies and actions to accelerate collections, a comprehensive cost reduction program, sale of non-critical assets, and strategic cash flow forecasting and controls. At this time, management does not know that these efforts will have a material impact on the cash position of the Company.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Significant accounting policies followed in the preparation of the consolidated financial statements are consistent with the accounting policies described in the Company's notes to consolidated financial statements included in the Company's Annual Report to Shareholders and Form 10-K Report for the fiscal year ended June 30, 1999.

         INTERIM FINANCIAL INFORMATION

         The accompanying interim financial statements and information are unaudited. We have omitted or condensed certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, although we believe that the disclosures included herein are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended June 30, 1999. We have included in the interim financial statements all adjustments, necessary for a fair presentation of the Company's financial position, its results of operations and its cash flows. We do not believe that the operating results for any particular interim period are necessarily indicative of the operating results for a full fiscal year.

         We derived the financial information for the year ended June 30, 1999 from our audited financial statements for the same year that are included in the Company's Annual Report to Shareholders and Form 10-K Report for fiscal year 1999.

         RESTATEMENT OF FINANCIAL INFORMATION


         As a result of the Company's internal audit process and preparation for its audit for fiscal year ended June 30, 2000, numerous adjustments were identified pertaining to the nine months ended March 31, 2000. For the nine months ended March 31, 2000, revenues from continuing operations (as restated) decreased slightly from the $106.8 million previously reported to a restated $105.6 million and operating income from continuing operations (as restated) decreased from $3.0 million, as previously reported, to $1.0 million as restated. The $1.9 million of adjustments to operating income from continuing operations include impairment of goodwill and other intangible assets ($0.5 million), additional accruals for legal, accounting, and sales taxes ($0.3 million), adjustments to accounts receivable, prepaid expenses and other assets ($0.2 million), the recording of acquisition-related commissions, bonuses, and other expenses that were incorrectly capitalized ($0.3 million), adjustments to gross margins ($0.4 million), and adjustments to inventory ($0.2 million). ). In addition to these adjustments, the income from discontinued operations for the nine months ended March 31, 2000 was also reduced by approximately $.3 million, due primarily to a correction of depreciation expense, net of income taxes. For the nine months ended March 31, 2000, the aforementioned adjustments will result in an increase in net loss from the reported $15.6 million to a restated $17.5 million and change in earnings per share from a previously reported ($1.58) to a restated ($1.77). For the three months ended March 31, 2000, the aforementioned adjustments will result in an increase in net loss from the reported $17.3 million to a restated $19.2 million and change in earnings per share from a previously reported ($1.70) to a restated ($1.89).

         The aforementioned adjustments represent all adjustments known to management (as of the date of this report) that apply to the period ended March 31, 2000. However, these adjustments and the restated financial statements have not been audited. The procedures performed by management to identify the adjustments were substantially less in scope than an audit. Consequently additional material adjustments related to both the nine months ended March 31, 2000 as well as the fiscal year ended June 30, 2000 may be identified as a result of the year-end audit process.

         The Company's audit for the fiscal year ended June 30, 2000 is currently in process. Any adjustments found during the course of the audit will be reflected in the financial statements and the Company's 10K Report for the fiscal year ended June 30, 2000.

         As of March 31, 2000, we did not comply with three of the financial covenants in the Credit Agreement: specifically, the total debt to pro forma EBITDA, the historical EBITDA to interest and the net worth financial covenants. On June 14, 2000, our banking group executed a Waiver and Consent No. 4 to Credit Agreement and waived our noncompliance with the three applicable covenants. The waiver was effective through June 29, 2000. Although negotiations with our banking group are still underway, we do not know that we will be able to obtain a fifth waiver from the bank and we, therefore, must present the outstanding debt under the Credit Agreement as short-term debt. The restated March 31, 2000 balance sheet reflects the debt reclassification.

         DISCONTINUED OPERATIONS

         We reported the historical operating results for the Transportation Services Division as "Discontinued operations" on the accompanying condensed consolidated statements of operations for all periods presented. We have aggregated and separately identified the Transportation Services Division's related assets and liabilities on the condensed consolidated balance sheets as "Net assets of discontinued operations." We also separated the cash flow from discontinued operations on the condensed consolidated statements of cash flows. We have recognized the net loss from these operations during the three and nine-month periods ended March 31, 2000 in the statement of operations. Based on negotiations between the Company and Holding Capital Group, Inc. (which have since been suspended), we have recorded an estimated loss on the sale of the Transportation Services Division. However, the Company believes that the proceeds to be received from the divestiture will be less than the carrying value recorded at March 31, 2000. The Company is currently unable to estimate the size of this additional reduction to carrying value.

         The loss on the sale of the discontinued operations does not include the expected future income or loss expected to be generated by the Transportation Services Division. We do not expect that the amount of such income (loss) would have a material effect on the size of the loss from discontinued operations. As a result, the expected future income (loss) of the Transportation Services Division is not included in the loss from discontinued operations.

         We did not include a provision for tax benefit in the loss on the sale of the discontinued operations. We expect that the majority of the loss from the sale of the Transportation Services Division will not be able to be deducted for tax purposes. If there is a taxable loss, the future tax benefit of such loss will be evaluated at the time of the completion of the sale. If there is a taxable gain, we expect that the Company's tax net operating loss carryforward amounts will be used to offset the taxable gain.

         We have included in the net loss from discontinued operations (the Transportation Services Division) an allocation of our interest expense on the outstanding debt under our Credit Agreement. We based the allocation of this interest expense on the operating results of the Transportation Services Division, on its capital expenditures, on its contribution towards corporate expenses and on its changes in working capital. We did not allocate any corporate selling, general and administrative expenses to the net loss from the discontinued operations (the Transportation Services Division).

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


                                                                                  Nine months ended
                                                                                      March 31,
                                                                               (amounts in thousands)
                                                                           ------------------------------
                                                                                2000             1999
                                                                           -------------    -------------
Purchase consideration:
     Cash paid.....................................................        $       1,000    $       5,736
     Amounts due sellers of acquired businesses....................                -                1,380
     Common stock and mandatory preferred stock issued.............                3,000            9,604
     Liabilities assumed...........................................                  900            1,777
     Other.........................................................                   75              107
                                                                           -------------    -------------
Fair value of net assets acquired..................................        $       4,975    $      18,604
                                                                           =============    =============

                                                                                  Nine months ended
                                                                                       March 31,
                                                                                 (amounts in thousands)
                                                                           ------------------------------
Allocation of fair value of net assets acquired:                               2000             1999
                                                                           -------------    -------------
     Goodwill and intangible assets................................        $       3,737    $      13,323
     Accounts receivable...........................................                1,237            3,704
     Inventory and other, net......................................                  264            1,577
                                                                           -------------    -------------
                                                                           $       5,238    $      18,604
                                                                           =============    =============


         The following table presents the pro forma results of continuing operations as if all the acquisitions described above had occurred at the beginning of each period presented. Pro forma adjustments reflect additional amortization expense since the excess of acquisition cost over the fair value of the assets acquired is amortized for a full period. Pro forma adjustments also reflect additional interest expense due to the related debt being outstanding for a full period. The income tax effect of the pro forma adjustments has also been reflected. These pro forma results are presented for comparative purposes only and do not purport to be indicative of what would have occurred had the businesses actually been acquired as of those dates or of results which may occur in the future (amounts in thousands, except per share amounts).


                                                   Nine months ended                       Three months ended
                                                       March 31,                               March 31,
                                          ---------------------------------       --------------------------------
                                                2000               1999               2000               1999
                                            (Restated)                              (Restated)
                                          ---------------     -------------       --------------     -------------
Total revenues                            $     110,261       $     121,196       $      35,562      $      38,984
Income (loss) before income taxes ....    $        (427)      $       2,009       $      (2,269)     $         311
Income (loss).........................    $        (845)      $       1,045       $      (1,814)     $         162
Income (loss) per share...............    $       (0.08)      $        0.12       $       (0.17)     $        0.02


         The following supplemental table presents the same information as the table above except that the information below includes the goodwill write-down and other non recurring charges recorded during the quarter ended March 31, 1999 (amounts in thousands, except per share amounts).


                                                     Nine months ended                       Three months ended
                                                         March 31,                               March 31,
                                                   (amounts in thousands)                  (amounts in thousands)
                                             ---------------------------------       --------------------------------
                                                   2000               1999               2000               1999
                                               (Restated)                              (Restated)
                                             ---------------     -------------       --------------     -------------



Total revenues                               $     110,261       $     121,196       $      35,562      $      38,984
Income (loss) before income taxes .......    $        (427)      $      (4,859)      $      (2,269)     $      (6,537)
Income (loss)............................    $        (845)      $      (5,823)      $      (1,814)     $      (6,687)
Income (loss) per share..................    $       (0.08)      $       (0.69)      $       (0.17)     $       (0.77)


4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (amounts in thousands):


                                                                             March 31,         June 30,
                                                                               2000              1999
                                              Estimated Lives               (Restated)
                                              ---------------              -------------    -------------
     Land                                                                  $           -    $           -
     Buildings                                15 to 40 years                         106              733
     Leasehold improvements                    1 to 10 years                       1,479            1,296
     Equipment and vehicles                    3 to 5 years                        5,484            4,416
     Capitalized leasehold rights              3 to 5 years                          440              440
                                                                           -------------    -------------
                                                                                   7,509            6,885
     Accumulated depreciation and amortization....................                 4,728            4,367
                                                                           -------------    -------------
                                                                           $       2,781    $       2,518
                                                                           =============    =============


5.       INTANGIBLE ASSETS

         Intangible assets consist of the following (amounts in thousands):



                                                                             March 31,         June 30,
                                                                               2000              1999
                                                                            (Restated)
                                                                           -------------    -------------
     Goodwill.....................................................         $      24,115    $      20,378
     Other........................................................                   570              570
                                                                           -------------    -------------

                                                                                  24,685           20,948
     Accumulated amortization.....................................                 5,583            4,094
                                                                           -------------    -------------
                                                                           $      19,102    $      16,854
                                                                           =============    =============


6.       LONG-TERM DEBT

         Debt with a stated maturity of more than one year consists of the following (amounts in thousands):



                                                                             March 31,         June 30,
                                                                               2000              1999
                                                                            (Restated)
                                                                           -------------    -------------
     Revolving line of credit (reclassed as current liability)....         $      40,666    $      31,100
     Convertible notes payable to sellers.........................                 1,123            3,285
     Mortgage and equipment notes payable.........................                 2,652              292
     Capitalized lease obligations................................                   194              777
     Other........................................................                   475              244
                                                                           -------------    -------------
                                                                                  45,110           35,698
     Less current portion due within one year.....................                42,049            1,364
                                                                           -------------    -------------
     Long-term debt...............................................         $       3,061    $      34,334
                                                                           =============    =============


         In April 2000, our Credit Agreement with our banking group was amended to increase the amount available for borrowing to $42.3 million. To satisfy a lender condition to this amendment, the Company's Chairman and controlling shareholder guaranteed approximately $2.27 million of bank debt (plus interest and expense of enforcement), and we agreed to use our best efforts to sell our Transportation Services Division or our Business Products Division with the proceeds to be applied to our bank debt. The $2.27 million guaranty amount will be reduced ratably in proportion to any permanent reduction of the debt amount under the Credit Agreement except that the guaranty amount will not be reduced if either the Transportation Services Division or the Business Products Division is sold and the proceeds paid to Lender to reduce the debt amount are less than $17.5 million for the sale of the Transportation Services Division or $22.5 million for the sale of the Business Products Division.

         If the guaranteed obligations are not paid in full by October 22, 2000, the Company's Chairman must provide common stock of Affiliated Computer Services, Inc. as collateral for the guaranty. If the Company's Chairman has to pledge Affiliated Computer Services, Inc. stock as collateral, he has the right to request Precept to provide the requested collateral. Since all of our assets are pledged as collateral to the banking group and other lenders, we would not be able to provide the collateral. In consideration of the personal guaranty provided by our Chairman, we have agreed to reimburse him for any amounts he may have to pay under the guaranty and, if he is required by the bank to collateralize the guaranty, we have agreed to reimburse him on demand for the value of such collateral security, together with interest from the date that such security is provided. Furthermore, we have agreed that if the guaranteed amount is not paid in full in cash and the letters of credit issued under the credit agreement are not terminated or expired by October 22, 2000, we will deliver to our Chairman as a guaranty fee securities equal to what he would have received if the guaranteed amount had been invested in preferred stock and warrants on the same terms as the recent investment by the Shaar Fund described elsewhere in this report or, at his election, consideration of reasonably equivalent value.

         As of March 31, 2000 and October 11, 2000, we did not comply with three of the financial covenants in the Credit Agreement: specifically, the total debt to pro forma EBITDA, the historical EBITDA to interest and the net worth financial covenants. The Company is currently in negotiations with the banking group to obtain a waiver which the bank has thus far declined to give. Unless and until a waiver has been received, the Company will classify the present outstanding bank debt as a current liability.

7.       PREFERRED STOCK

         In April 2000, we sold $2.0 million in convertible preferred stock and warrants to The Shaar Fund Ltd. and used the net proceeds to pay vendors. The preferred stock is convertible into Class A Common Stock at a rate of $2.75 or 85% of the market price of the Class A Common Stock, defined as the average of the five days closing price of the stock prior to the conversion. No conversion is permitted for the first five months. In addition, we may redeem the preferred stock at 120% of the face value during the first five months. We will pay a quarterly dividend of 8% of the face value in cash or Class A Common Stock. As part of the transaction, we issued warrants to purchase 125,000 shares of Class A Common Stock at an exercise price of $2.50 per share. Pursuant to a registration rights agreement, we also provided registration rights to The Shaar Fund Ltd. for the shares of Class A Common Stock which may be issued upon conversion and for the dividends to be paid. However, the Company has not registered the Class A Common Stock as required by the registration rights agreement.

         In consideration of the personal guaranty provided by our Chairman for the bank debt (described in the previous footnote), we have agreed to reimburse the Chairman for any amounts he may have to pay under the guaranty, and if he is required by the bank to collateralize the guaranty, Precept has agreed to deliver to him as a guaranty fee securities equal to what he would have received if the guaranteed amount had been invested in preferred stock and warrants on the same terms as the investment by the Shaar Fund described above or, at his election, consideration of reasonably equivalent value.

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

9.       DISCONTINUED OPERATIONS

         The net assets for the discontinued operations of the Transportation Services Division as of March 31, 2000 and June 30, 1999 are shown below (amounts in thousands):

                                                                             March 31,          June 30,
                                                                               2000                1999
                                                                            (Restated)
                                                                           -------------    -------------
     Trade accounts receivable, net...............................         $       2,679    $       2,720
     Other current assets.........................................                 1,834            1,260
                                                                           -------------    -------------
     Total current assets.........................................                 4,513            3,980
     Property and equipment, net..................................                 7,641            8,491
     Intangible and other assets, primarily goodwill, net.........                31,049           26,801
                                                                           -------------    -------------
     Total assets.................................................                43,203           39,272
     Accounts payable, accrued expenses and
         other current liabilities................................                (1,365)          (3,562)
     Current portion of long-term debt............................                (2,521)          (2,554)
                                                                           --------------   -------------
     Total current liabilities....................................                (3,886)          (6,116)
     Long-term debt...............................................                (2,378)          (2,610)
     Loss on sale of discontinued operations......................               (16,500)           -
                                                                           --------------   -------------
     Net assets of discontinued operations........................         $      20,439    $      30,546
                                                                           ===============  =============

         The condensed results of operations for the discontinued operations of the Transportation Services Division are shown below for the three-month and the nine month periods ended March 31, 2000 and 1999 (amounts in thousands).

                                              Three  months ended                 Nine months ended
                                                   March 31,                          March 31,
                                        ------------------------------     ------------------------------
                                              2000             1999              2000             1999
                                          (Restated)                          (Restated)
                                        --------------    ------------     --------------   -------------
Revenue.............................     $      7,502     $      7,115     $      23,609    $      17,992
Cost of goods sold..................            4,989            4,059            14,674           10,474
Other operating expenses............            2,238            8,639             4,752           10,374
Depreciation and amortization.......            1,109              570             2,675            1,441
Interest expense....................              932              463             1,222              709
Income (loss) before income tax
         provision (benefit)........           (1,766)          (6,616)              286           (5,006)
Income (loss).......................             (848)          (6,886)              286           (6,000)


         The results of operations for the discontinued operations include an allocation of interest expense on the Company's debt outstanding under the Credit Agreement. The allocation is based on the amount of debt used by the Transportation Services Division for acquisitions, capital expenditures and working capital, offset by the cash flow generated from its operations.

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

10.      WEIGHTED AVERAGE SHARES OUTSTANDING

         The following table provides information to reconcile the basic and diluted weighted average shares outstanding for the three-month and nine-month periods ended March 31, 2000 and 1999 (amounts in thousands).

                                                                      Three months ended                 Nine months ended
                                                                           March 31,                          March 31,
                                                                -----------------------------      -----------------------------
                                                                     2000             1999              2000             1999
                                                                -------------      ----------      -------------      ----------
Basic and diluted weighted average shares
outstanding:
   Common shares, Class A and Class B, outstanding
         at the beginning of the period..............                   9,944           8,459              9,320           7,394
   Common shares repurchased.........................                       -             (79)                 -             (79)
   Common shares issued upon exercise of options.....                       -              45                  -              45
   Common shares issued upon conversion of note
         receivable..................................                      15              47                 15              47
   Common shares used to acquire businesses during
         the period..................................                     233               1                857           1,066
                                                                -------------      ----------      -------------      ----------
   Common shares, Class A and Class B, outstanding
         at the end of the period....................                  10,192           8,473             10,192           8,473
                                                                =============      ==========      =============      ==========
   Weighted average number of common shares
         outstanding during the period based on the
         number of days outstanding .................                  10,153           8,512              9,859           8,208
                                                                =============      ==========      =============      ==========

ITEM 2   -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

         We also operate corporate transportation services ("Transportation Services Division") companies in the United States. As discussed more fully below under "Discontinued Operations", we have signed a letter of intent to sell the operating assets and liabilities of the Transportation Services Division, but the original prospective buyer has suspended negotiations. Unless otherwise indicated, discussion of the operating results of the Company relates only to continuing operations.

STRATEGIC ALTERNATIVES REVIEW


         In July 1999, the Company announced its engagement of Southwest Securities as financial advisor to the Company as it evaluated its strategic alternatives and attempted to sell its Transportation Services Division (discussed elsewhere in this Report). In July 2000, the Company terminated its agreement with Southwest Securities.

         In July 2000, the Company announced that it retained the investment banking firm of Murphy Noell Capital, LLC ("Murphy Noell")to advise in the review of strategic alternatives including a recapitalization, equity placement, merger of the Company, and divestiture of the Business Products Division. Murphy Noell has also been advising the Company in the divestiture of the Transportation Services Division. The original prospective buyer has suspended negotiations. The Company is in active discussions with other potential acquirers of the Transportation Services Division. It is the intent of management to complete the sale of this division during the quarter ending December 31, 2000.

         The Company is also in active discussions with potential acquirers of the Business Products Division. As a strategic alternative, the Company is in discussions with other parties that would involve their investments in a combination of debt and equity securities of the Company.

         Neither the Company nor Murphy Noell is currently able to predict whether or when either of the proposed divestitures can be accomplished or the net proceeds that would be received in the event that either or both divisions of the Company were to be divested. No assurances can be given that the Company will be successful in its divestiture activity or that additional funds can be raised to support its working capital needs.

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

RESTATEMENT OF FINANCIAL INFORMATION

         The following financial information reflects the restatement for the period ended March 31, 2000.

RESULTS OF CONTINUING OPERATIONS

         The following table (restated in accordance with the restated financial statements) sets forth various items from continuing operations as a percentage of revenues for the three-month and nine-month periods ended March 31, 2000 and 1999.

                                                                     Three months ended    Nine months ended
                                                                           March 31,           March 31,
                                                                      2000       1999       2000       1999
                                                                     ------     ------     ------     ------
Revenue:                                                             100.0%     100.0%     100.0%     100.0%
                                                                     ------     ------     ------     ------

Costs and operating expenses:
     Cost of goods sold...........................................    68.2%      66.7%     67.3%       67.4%
     Sales commissions............................................    14.7%      13.9%     14.0%       13.5%
     Selling, general and administrative..........................    18.8%      17.2%     15.7%       15.9%
     Goodwill write-down and other non-recurring charges..........     0.0%      19.3%      0.0%        6.5%
     Depreciation and amortization................................     3.2%       1.0%      2.0%        1.0%
                                                                     -----      -----     -----       -----
                                                                     104.9%     118.1%     99.0%      104.3%
                                                                     -----      -----     -----       -----
Operating income (loss)...........................................    (4.9)%    (18.1)%     1.0%       (4.3)%
Interest and other expense........................................     1.5%       0.6%      2.2%        1.1%
                                                                     -----      -----     -----       -----



Income (loss) from continuing operations before income taxes......    (6.4)%    (18.7)%    (1.2)%      (5.4)%
Income tax provision (benefit)....................................    (1.3)%     (8.7)%     0.0%       (2.5)%
                                                                     -----      -----     -----       -----
Net income (loss) from continuing operations......................    (5.1)%    (10.0)%    (1.2)%      (2.9)%
                                                                     =====      =====     =====       =====


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         REVENUE for 2000 increased by $0.5 million, or 1.3%, from $35.1 million in 1999 to $35.6 million in 2000. Our revenue increased by $2.9 million due to the effect of two companies acquired during the first quarter of fiscal year 2000. The Business Products internal growth rate of 0.9%, or $0.3 million, excludes the effect of $2.7 million of lost revenue from MBF Corporation ("MBF"). On February 16, 1999 substantially all of the management, sales force and employees of MBF resigned to join a competitor that had been founded by the same individuals. We are in litigation with the competitor and former MBF officers over this matter.

         COST OF GOODS SOLD during 2000 increased by $0.9 million, or 3.8%, from $23.4 million to $24.3 million. The dollar change was due to the effects of the companies acquired ($2.0 million) and internal growth of the Company ($1.2 million), offset by lower cost of goods related to the lower MBF revenue ($1.8 million). As a percentage of revenue, cost of goods sold increased from 66.7% in 1999 to 68.2% in 2000. Changes in the mix of products sold, changes in the geographic markets served and vendor pricing all contributed to this change. As a percentage of revenue, the effect of cost of goods sold from companies acquired was offset by the effect of the cost of goods sold from the lost MBF revenue.

         SALES COMMISSIONS for 2000 increased by $0.3 million, or 6.8%, from $4.9 million, or 13.9% of revenue in 1999, to $5.2 million, or 14.7% of revenue in 2000. The increase in both the dollar amount and percentage of revenue for sales commissions was due to a greater proportion of the sales revenue being generated by salespersons with higher commission rates. Increases in commission expense from the companies acquired were offset by lower commission expense as a result of the lost MBF revenue.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE for 2000 increased by $0.6 million, or 10.2%, from $6.1 million in 1999 to $6.7 million in 2000. As a percentage of revenue, such expense increased from 17.2% in 1999 to 18.8% in 2000. The increase is primarily attributable to additional selling, general and administrative expenses of $0.5 million from companies acquired.

         DEPRECIATION AND AMORTIZATION EXPENSE increased $0.8 million in 2000 from $0.4 million in 1999 to $1.1 million in 2000 due largely to the effect of acquisitions.

         INTEREST EXPENSE increased $0.4 million, or 174.1%, from $0.2 million in 1999 to $0.6 million in 2000 due to the additional debt used to finance acquisitions and fund the working capital needs of the Company.

         LOSS FROM CONTINUING OPERATIONS was reduced by $1.7 million in 2000 due primarily to the non-recurrence of goodwill write-down and non-recurring charges recorded during the third quarter of 1999 partially offset by the increase in expenses mentioned above. The loss per share was lowered from $0.41 in 1999 to $0.19 in 2000 for the same reasons.

NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 1999

         REVENUE for 2000 increased by $1.8 million, or 1.7%, from $103.9 million in 1999 to $105.6 million in 2000. During the first nine months of fiscal year 2000, Business Products revenue increased from internal growth by $8.6 million or 9.4%. In addition, revenue increased by $5.7 million due to the effect of two companies acquired during the first quarter of fiscal year 2000 and two companies acquired during the first quarter of fiscal year 1999. The internal growth rate excludes the effect of $12.5 million of lost revenue from MBF.

         COST OF GOODS SOLD for 2000 increased by $1.1 million, or 1.6%, from $70.0 million in 1999 to $71.1 million in 2000. In dollar amounts, such change was due to the effects of the companies acquired ($3.8 million) and the internal growth of the Company ($5.9 million) offset the effect of the lower cost of goods sold from the lost MBF revenue ($8.4 million) and inventory adjustments ($0.2 million). As a percentage of revenue, cost of goods sold decreased from 67.4% in 1999 to 67.3% in 2000 due primarily to negative inventory adjustments. As a percent of revenue, the effect of cost of goods sold from companies acquired was offset by the effect of the lower cost of goods sold from the lost MBF revenue.

         SALES COMMISSIONS for 1999 increased by $0.7 million, or 5.2%, from $14.0 million, or 13.5% of revenue in 1999, to $14.7 million, or 13.9% of revenue in 2000. The change in the percentage of revenue is due primarily to the higher dollar amount of commissions paid. The increase in the dollar amount is due to internal growth ($1.8 million), and to companies acquired ($0.6 million), offset by lower commissions due to the lost MBF revenue ($1.7 million).

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE remained constant, with $16.6 million in 1999 and 2000. The Company increased its selling, general and administrative expense from existing operations to support the revenue growth. Increased selling, general and administrative expenses of $1.0 million from companies acquired were offset by $2.0 million of expenses from MBF that did not recur. As a percentage of revenue, selling, general and administrative expenses have decreased from 15.9% in 1999 to 15.7% in 2000.

         DEPRECIATION AND AMORTIZATION EXPENSE increased $1.1 million in 2000 from $1.0 million in 1999 to $2.1 million in 2000 due largely to acquisitions and a $0.5 million writedown of goodwill.

         INTEREST EXPENSE increased by $1.2 million or 102.3% during 2000, from $1.1 million in 1999 to $2.3 million in 2000 principally due to additional debt incurred by us in fiscal years 1999 and 2000 to finance our business acquisitions and our investment in working capital.

         LOSS FROM CONTINUING OPERATIONS decreased by $1.8 million, or 58.9% in 2000, from a loss of $3.1 million in 1999 to a loss of $1.3 million in 2000, due primarily to revenue growth driven by internal growth and acquisitions.

DISCONTINUED OPERATIONS

         The discontinued operations consist of the Transportation Services Division.

         In March 2000, Precept signed a revised letter of intent to sell substantially all the assets and liabilities of the Transportation Services Division to a company funded by a group of investors, led by Holding Capital Group and certain members of the Transportation Services Division's executive management. The sale of this division, which was subject to certain conditions including the execution of a definitive purchase agreement, was to have been completed by the end of September 2000. In July 2000, the Company announced that it retained the investment banking firm of Murphy Noell Capital, LLC to advise in the review of strategic alternatives including a recapitalization, equity placement, merger of the Company, and divestiture of the Business Products Division. Murphy Noell has also been advising the Company in the divestiture of the Transportation Services Division. The original prospective buyer (Holding Capital Group) has suspended negotiations. The Company is in active discussions with other potential acquirers of the Transportation Services Division. It is the intent of management to complete the sale of this division during the quarter ending December 31, 2000, although there can be no assurance that the divestiture can be accomplished.

         Revenue for the three months ended March 31, 2000 increased by $0.4 million, or 5.4%, to $7.5 million in 2000 as compared to $7.1 million in 1999. Companies acquired since September 30, 1998 accounted for $2.0 million of the revenue increase. Revenue from existing operations declined by $1.0 million due principally to the loss of a bus service contract with Ford which was not renewed after June 30, 1999 ($0.6 million) and to lower ride volume and lower ride rates for the town car and limousine operations in the tri-state New York market ($1.0 million). Revenue for the nine months ended March 31, 2000 increased by $5.6 million, or 31.2%, to $23.6 million in 2000 as compared to $18.0 million in 1999. Companies acquired since September 30, 1998 accounted for $8.0 million of the revenue change. Revenue from existing operations declined by $2.4 million due principally to the loss of a bus service contract with Ford which was not renewed after June 30, 1999 ($1.7 million) and to lower ride volume and lower ride rates for the town car and limousine operations in the tri-state New York market.

         Cost of goods sold for the Transportation Services Division for the three months ended March 31, 2000 increased by $0.9 million, or 22.9%, from $4.1 million in 1999 to $5.0 million in 2000, primarily as a result of companies acquired since September 30, 1998. Cost of goods sold for the Transportation Services Division for the nine months ended March 31, 2000 increased by $4.2 million, or 40.1%, from $10.5 million in 1999 to $14.7 million in 2000. Companies acquired since September 30, 1998 accounted for $5.4 million of this change. Cost of goods sold from existing operations decreased by $1.2 million due primarily to the loss of the Ford bus contract at the end of June 1999 ($0.4 million), to lower ride volume at the town car and limousine operations in the tri-state New York markets ($1.1 million) offset by increases in ride volume from the Transportation Services Division's bus operations in Kentucky and Ohio and town car and limousine operations in Texas.

         Selling, general and administrative expenses for the three months ended March 31, 2000 increased by $1.2 million, or 118.5%, from $1.0 million in 1999 to $2.2 million in 2000. Selling, general and administrative expenses for the nine months ended March 31, 2000 increased by $1.9 million, or 72.7%, from $2.7 million in 1999 to $4.6 million in 2000. The increases in selling, general and administrative expenses are primarily related to the acquisitions completed since September 30, 1998.

         Depreciation and amortization expense for the three months ended March 31, 2000 increased by $0.5 million, or 94.6%, from $0.6 million in 1999 to $1.1 million in 2000. Depreciation and amortization expense for the nine months ended March 31, 2000 increased by $1.2 million, or 85.6%, from $1.4 million in 1999 to $2.7 million in 2000.

         Interest expense for the three months ended March 31, 2000 increased by $0.5 million, or 101.3%, from $0.5 million in 1999 to $0.9 million in 2000. Interest expense for the nine months ended March 31, 2000 increased by $0.5 million, or 72.4%, from $0.7 million in 1999 to $1.2 million in 2000. The increase in interest expense is primarily due to the additional debt incurred to finance acquisitions after September 30, 1999. Interest expense for the Transportation Services Division includes an allocation of interest expense on the outstanding debt under the Company's Credit Agreement.

         The loss for the Transportation Services Division decreased by $6.0 million for the three months ended March 31, 2000 from $6.9 million in 1999 to $0.8 million in 2000. Excluding the goodwill and asset write-downs of $7.6 million recorded in the third quarter of 1999, the division's operating results declined by $2.3 million during the third quarter of 2000. This deterioration is primarily due to three reasons. The division's town car and limousine operations in the tri-state New York market have not performed as well in 2000 due to price competition and higher fuel costs. Secondly, the division did not benefit from the Ford contract during 2000. Lastly, during the third quarter of 2000, the division recorded $0.6 million in adjustments to revenue and operating expenses for its town car and limousine operation based in North Arlington, New Jersey. Such adjustments relate to matters which became evident after the middle of the third quarter of fiscal year 2000 and after a change in management at the operation.

         Income for the nine months ended March 31, 2000 improved by $6.3 million, from a loss of $6.0 million in 1999 to income of $0.3 million in 2000. Excluding the goodwill and asset write-downs of $7.6 million and $0.3 million depreciation adjustment recorded in the third quarter of 1999, the division's operating results declined by $2.1 million during 2000. This deterioration is primarily due to two reasons. The division's town car and limousine operations in the tri-state New York market have not performed as well in 2000 due to price competition and higher fuel costs. Secondly, the division did not benefit from the Ford contract during 2000.

LIQUIDITY AND CAPITAL RESOURCES - CONTINUING OPERATIONS

         DEBT AND EQUITY FINANCING. Since October 1999, the Company has been at or near its borrowing limit under its Credit Agreement. The Company's cash flow from its operations, both continuing and discontinued, heretofore has been sufficient to service the Company's debt and mandatory redeemable preferred stock and finance its capital expenditures; however, the cash flow from its operations has not been sufficient to lower the accounts payable financing provided by the Company's vendors.

         Prior to October 1999, the Company's policy was to take advantage of prompt payment discounts offered by the Company's vendors and pay vendors who did not offer discounts within 30 to 45 days. Since October 1999, the Company has, for the most part, not been able to take advantage of prompt pay discounts due to late payments. As of September 30, 2000, the Company had approximately $10.3 million in past due accounts payable and payments to vendors have been within 60 to 75 days. Additionally, numerous vendors have placed the Company on credit hold, resulting in delays in obtaining inventory. We estimate that on an annual basis, we have lost approximately $1.5 million to $2.0 million in prompt pay discounts due to a lack of adequate working capital, debt and equity financing to support the operating needs of our operations. During the month of April, we experienced a reduction in the monthly collections of accounts receivable of approximately $2.0 million. Since April, the Company has added collections personnel to improve the timeliness of the collection of accounts receivable from our customers. This has resulted in a slight improvement in collections. However, the improvement in collections has not been sufficient to reduce the level of vendor financing. If we are not able to dramatically improve the collection of accounts receivable, we will not be able to reduce the level of vendor financing unless we are able to raise additional cash through equity or debt financing transactions.

         In April 2000, we sold $2.0 million in convertible preferred stock and warrants to The Shaar Fund Ltd. and used the net proceeds to pay vendors. The preferred stock is convertible into Class A Common Stock at a conversion price which is the lesser of $2.75 or 85% of the market price of the Class A Common Stock, defined as the average of the five days closing price of the stock prior to the conversion. No conversion is permitted for the first five months. In addition, we may redeem the preferred stock at 120% of the face value during the first five months. We are obligated to pay a quarterly dividend of 8% of the face value in cash or Class A Common Stock, but we are currently unable to declare or pay dividends on this or any other series of our Preferred Stock. As part of the transaction, we issued warrants expiring April 19, 2003 to purchase 125,000 shares of Class A Common Stock at an exercise price of $2.50 per share. The governing documents provide that unless shareholder approval is obtained, Precept may not issue shares of Class A Common Stock (i) upon conversion of any shares of Series A Preferred Stock,
(ii) upon the conversion of shares of the Series A Preferred Stock, (iii) upon the exercise of the Warrants issued pursuant to the terms of the Securities Purchase Agreement, and (iv) in payment of dividends on the Series A Preferred Stock, which, when added to the number of shares of Common Stock previously issued by Precept, would equal or exceed 20% of the number of shares of Precept's common stock which were issued and outstanding on the issue date. Pursuant to a Registration rights agreement, we also provided registration rights to The Shaar Fund Ltd. for the shares of Class A Common Stock which may be issued upon conversion and for the dividends to be paid. However, the Company has not registered the Class A Common Stock as required by the registration rights agreement.

         In April 2000, our Credit Agreement with our banking group was amended to increase the amount available for borrowing to $42.3 million. To satisfy a lender condition to this amendment, the Company's Chairman and controlling shareholder guaranteed approximately $2.27 million of bank debt (plus interest and expense of enforcement), and we agreed to use our best efforts to sell our Transportation Services Division or our Business Products Division with the proceeds to be applied to our bank debt. The $2.27 million guaranty amount will be reduced ratably in proportion to any permanent reduction of the debt amount under the Credit Agreement except that the guaranty amount will not be reduced if either the Transportation Services Division or the Business Products Division is sold and the proceeds paid to Lender to reduce the debt amount are less than $17.5 million for the sale of the Transportation Services Division or $22.5 million for the sale of the Business Products Division.

         If the guaranteed obligations are not paid in full by October 22, 2000, the Company's Chairman must provide common stock of Affiliated Computer Services, Inc. as collateral for the guaranty. If the Company's Chairman has to pledge Affiliated Computer Services, Inc. stock as collateral, he has the right to request Precept to provide the requested collateral. Since all of our assets are pledged as collateral to the banking group and other lenders, we would not be able to provide the collateral. In consideration of the personal guaranty provided by our Chairman, we have agreed to reimburse him for any amounts he may have to pay under the guaranty and, if he is required by the bank to collateralize the guaranty, we have agreed to reimburse him on demand for the value of such collateral security, together with interest from the date that such security is provided. Furthermore, we have agreed that if the guaranteed amount is not paid in full in cash and the letters of credit issued under the credit agreement are not terminated or expired by October 22, 2000, we will deliver to our Chairman as a guaranty fee securities equal to what he would have received if the guaranteed amount had been invested in preferred stock and warrants on the same terms as the recent investment by the Shaar Fund described elsewhere in this report or, at his election, consideration of reasonably equivalent value.

         In July 2000, the Company announced that it retained the investment banking firm of Murphy Noell Capital, LLC to advise in the review of strategic alternatives, including a recapitalization, equity placement, merger of the Company, and divestiture of the Business Products Division. Murphy Noell has also been advising the Company in the divestiture of the Transportation Services Division. However, negotiations with the original prospective buyer have been suspended. The Company is in active discussions with other acquirers of the Transportation Services Division. It is the intent of management to complete the sale of this division during the quarter ending December 31, 2000. Neither the Company nor Murphy Noell is currently able to predict the net proceeds that would be received in the event that both divisions of the Company were to be divested. Accordingly, it is unknown if such proceeds would be sufficient to repay the secured and unsecured creditors and to have remaining funds in order to make a distribution to shareholders. Likewise, in the event of a potential recapitalization of the Company, the potential dilution to Precept's existing shareholders could be significant, resulting in a substantial decrease in Precept's stock price. No assurances can be given that the Company will be successful in its divestiture activity or that additional funds can be raised to support its working capital needs.

         As of March 31, 2000, we did not comply with three of the financial covenants in the Credit Agreement: specifically, the total debt to pro forma EBITDA, the historical EBITDA to interest and the net worth financial covenants. On June 14, 2000, our banking group executed a Waiver and Consent No. 4 to Credit Agreement and waived our noncompliance with the three applicable covenants. The waiver was effective through June 29, 2000. Although negotiations with our banking group are still underway, we do not know that we will be able to obtain a fifth waiver from the bank and we, therefore, must present the outstanding debt under the Credit Agreement as short-term debt. The restated March 31, 2000 balance sheet reflects the debt reclassification.

         An interest payment of $1.4 million was due to the Company's banking group on October 2, 2000. The Company has not made the required payment. As a result, the Company is in default. This may result in an adverse impact on the Company's current debt financing and the financial condition of the Company.

         The Company has launched a strategic cash management initiative to improve the cash position of the Company. This initiative is composed of the following efforts: policies and actions to accelerate collections, a comprehensive cost reduction program, sale of non-critical assets, and strategic cash flow forecasting and controls. At this time, management does not know that these efforts will have a material impact on the cash position of the Company.

         NET CASH FLOWS FROM OPERATING ACTIVITIES. In the first nine months of fiscal year 2000, the Company generated $5.1 million of cash for operating needs. During this period, the Company's net loss, adjusted for non-cash charges of $2.1 million, amounted to $0.9 million. We used an increase in accounts payable vendor financing of $6.1 million to fund an increase in inventory of $3.4 million and an increase in trade accounts receivable of $1.8 million. Overall, working capital decreased by $48.3 million primarily due to the reclassification of the $40.7 revolving line of credit form long-term debt to current debt.

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

         NET CASH FLOWS FROM FINANCING ACTIVITIES. In the first nine months of fiscal year 2000, $7.6 million of cash was generated by financing activities as compared to $7.5 million of cash generated by financing activities in the first nine months of fiscal year 1999. During the first nine months of 2000, Precept increased its outstanding revolving line of credit balance by approximately $9.6 million, primarily to finance acquisitions, service existing debt ($1.1 million), redeem preferred stock and pay preferred dividends ($0.8 million) and provide cash to fund operating cash flow needs of the Transportation Services Division. During the first nine months of 1999, the Company decreased its long-term debt and capital lease obligations by $1.0 million and increased its outstanding revolving line of credit balance by $8.5 million to fund acquisitions.

         NET CASH FLOWS FROM DISCONTINUED OPERATIONS. For the nine months ended March 31, 2000, the Transportation Services Division provided $0.1 million of cash from operating activities. Excluding non-cash charges of $2.7 million during this period for depreciation and amortization, $2.8 million was generated by operating activities, before changes in working capital. This was used primarily to reduce accounts payable and accrued expenses ($2.9 million). The Transportation Services Division repaid $2.0 million in other debt, primarily vehicle notes and capitalized leases. The Transportation Services Division's use of cash was funded by the continuing operations of the Company and by advances under the Company's Credit Agreement.


OTHER


         INFLATION


         Certain of Precept's Business Products offerings, particularly paper products, have been and are expected to continue to be subject to significant price fluctuations due to inflationary and other market conditions. In the last five to ten years, prices for commodity grades of paper have shown considerable volatility. Precept generally is able to pass such increased costs on to its customers through price increases, although it may not be able to adjust its prices immediately. Significant increases in paper and other costs in the future could materially affect Precept's profitability if these costs cannot be passed on to customers. In addition, Precept Transportation Services Division's operating results may be affected by increases in the prices of fuel if the division is not able to pass along such increases to its customers on a timely basis. In general, Precept does not believe that inflation has had a material effect on its results of operations in recent years. However, there can be no assurance that Precept's business will not be affected by inflation, the price of paper and the price of fuel in the future.


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


         FINANCIAL ACCOUNTING STANDARDS


         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, that is effective for reporting periods beginning after June 15, 2000. Precept is required to adopt this standard for its fiscal year ending June 30, 2001. The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION, that is required to be adopted beginning with the quarterly reporting period ending December 31, 2000. Management is in the process of evaluating the effects, if any, of adopting these two new pronouncements.


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

         Subsequent to the Company's Original From 10-Q filing on May 19, 2000, the following changes in the Company's management have occurred at various times:

         (a) Douglas R. Deason has resigned as President and Chief Executive Officer of the Company, but remains as a director of the Company. On September 15, 2000, the Company entered into a Separation and Release Agreement with Doug Deason (the "Separation Agreement") that took effect immediately. Pursuant to the Separation
                      Agreement, Mr. Deason terminated his employment relationship with the Company but agreed to serve as a consultant for a period of twelve months. Mr. Deason has received the remaining $125,000 of his 1999 Management Performance Bonus and will receive a salary in the amount of $250,000 over the next twelve months for services to be rendered by him as a consultant to the Company.

         (b) R.L. Hassell of Hassell & Associates has been elected as interim President, Secretary, and Chief Financial Officer of the Company. Hassell & Associates has been engaged to provide operational and financial oversight of the Company. On September 15, 2000, the Company and R.L. Hassell signed a Letter of Understanding setting forth the scope of Mr. Hassell's assignment at the Company and the fee structure of Mr. Hassell's compensation. In addition, the Company and Mr. Hassell have entered into an Indemnification Agreement whereby the Company has agreed to indemnify Mr. Hassell as incentive for Mr. Hassell to serve as an officer of the Company.

         (c) Sheldon I. Stien and Peter Trembath have resigned as directors of the Company. Mr. Trembath has additionally resigned as Senior Vice President, Secretary and General Counsel of the Company.

         (d) William W. Solomon, Jr. has resigned as Executive Vice President and Chief Financial Officer of the Company. Mr. Solomon also resigned as a director of the Company.

         (e)          Robert N. Bazinet has resigned as director of the Company.

         (f) Paul Cabra has resigned as President of the Business Products Division. Mr. Cabra has been retained by the Company as an independent contractor.


         NASDAQ has advised the Company that the Company's Common Stock has failed to maintain the minimum bid price of $1.00 over the prescribed period required for continued listing of the NASDAQ Small Cap Market and, if the Company is unable to demonstrate compliance, the Common Stock will be delisted on December 8, 2000.


ITEM 6   -    EXHIBITS AND REPORTS ON FORM 8-K FILED DURING PERIOD JANUARY 1,
              2000 THROUGH SEPTEMBER 22, 2000


         (a)               Exhibits


EXHIBIT NO.         DESCRIPTION
-----------         -----------
2.1                 Securities Purchase Agreement, dated as of April 19, 2000, by and between the Company and The Shaar Fund Ltd. (1)

3.1                 Amended and Restated Articles of Incorporation (3)

3.2                 Bylaws (4)

4.1                 Certificate of Designation of Series 8% Convertible
                    Preferred Stock of the Company filed with the Secretary of State of Texas on April 19, 2000. (2)

4.2                 Common Stock Warrant for The Shaar Fund Ltd. to purchase
                    125,000 shares of Class A Common Stock. (1)

4.3 Registration Rights Agreement, dated as of April 19, 2000, by and between the Company and The Shaar Fund Ltd. (1)

10.1                Limited Guaranty dated April 25, 2000 executed by Darwin
                    Deason in favor of BankOne, Texas, NA, as Agent, together with Form of Pledge Agreement attached as Exhibit A thereto. (5)

10.2 Letter agreement dated April 25, 2000 among the Company and Darwin Deason, Chairman. (1)

10.3                Amendment and Waiver No. 3 dated as of April 27, 2000 to
                    Credit Agreement dated as of March 22, 1999 and related
                    Limited Guaranty by Darwin Deason. (1)

10.4                Waiver and Consent No. 4, dated June 14, 2000 among the
                    Company., Bank One, N.A., individually and as agent and Wells Fargo Bank (Texas), N.A., as a Lender. (2)

10.5                Letter of Understanding dated September 15, 2000 between
                    Hassell & Associates and the Company and Lee Hassell. (5)

10.6                Separation and Release Agreement dated September 15, 2000
                    between Douglas R. Deason and the Company. (5)

10.7                Indemnification agreement dated September 18, 2000 between
                    R. L. Hassell and the Company.

27.1                Financial Data Schedule (1)

(1) Previously filed as Exhibit to the Original Form 10-Q for the quarterly period ended March 31, 2000, initially filed with the Securities and Exchange Commission on May 19, 2000.

(2) Previously filed as an Exhibit to the Amended Form 10-Q/A filed on June 26, 2000.

(3) Previously filed as an exhibit to the Company's Form 10-Q for the period ended December 31, 1998.

(4) Previously filed as an exhibit to the Company's registration statement of Form S-4 (file no. 333-42689) and incorporated herein by reference.

(5)      Filed herewith.

         (b) Reports on Form 8-K filed during the period from January 1, 2000 through October 12, 2000.

                  The Company has not filed any reports on Form 8-K for the period from January 1, 2000 through October 12, 2000.

                                        SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of October 12, 2000.



PRECEPT BUSINESS SERVICES, INC.



/s/ R.L. Hassell
--------------------------
R.L. Hassell

President, Secretary, and
Chief Financial Officer